Form 10-Q
period 1996-06-29
DAVCO RESTAURANTS INC
filed 1996-08-12
CIK 906471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-Q



 __x____QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 29, 1996



_______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number  000-22006


                             DAVCO RESTAURANTS, INC.
              (Exact name of registrant as specified in its charter)


                     Delaware                            52-1633813
             State of other jurisdiction              (I.R.S. Employer
                    of incorporation                   Identification Number)



                1657 Crofton Boulevard, Crofton, Maryland 21114
                   (Address of Principal Executive Offices)


                                 (410) 721-3770
                         (Registrants Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                Yes     __x___                   No      _____



6,477,628 shares of common stock, $.001 par value, were outstanding at June 29, 1996.

DAVCO RESTAURANTS, INC.                                                     Page
INDEX

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements
                Consolidated Statements of Operations for the 13 weeks
                ended June 29, 1996 and July 1, 1995 and for the 39
                weeks June 29, 1996 and 40 weeks ended July 1, 1995          2

                Consolidated Balance Sheets as of June 29, 1996 and
                September 30, 1995                                           3

                Consolidated Statements of Cash Flows for the 39 weeks
                ended June 29, 1996 and 40 weeks ended July 1, 1995          4

                Notes to Unaudited Consolidated Financial Statements         5

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          8

PART II.  OTHER INFORMATION

        Items 1 through 5 have been omitted since the items are either inapplicable or the answer is negative.


        Signatures                                                           14

CONSOLIDATED STATEMENT OF OPERATIONS
(IN 000'S EXCEPT PER SHARE DATE)


                                                     For the 13 weeks ended     For the 39   For the 40
                                                      June 29,      July 1,     June 29,      July 1,
                                                        1996          1995        1996         1995
                                                     ---------     ---------   ----------   -----------
Restaurant Sales                                       $54,491       $53,696    $148,701    $155,736
                                                     ---------     ---------   ----------   -----------
Costs and Expenses:
   Cost of restaurant sales                             32,468        32,115      90,624      92,832
   Restaurant operating expenses                        11,240        10,570      31,969      30,832
   Franchise royalties                                   2,179         2,148       5,949       6,230
   General and administrative                            1,424         1,827       4,697       5,992
   Depreciation and amortization                         2,356         2,233       6,923       6,797
                                                     ---------     ---------   ----------   ----------
                                                        49,667        48,893     140,162     142,683
                                                     ---------     ---------   ----------   ----------

Operating Income                                         4,824         4,803       8,539      13,053

Interest expense                                        (1,295)       (1,411)     (3,862)     (4,410)
Interest income                                              8            48          22         157
Other income, net                                          150           206         594         383
                                                     ---------      --------   ----------   ----------
Income before Provision for Income Taxes                 3,687         3,646       5,293       9,183

Provision for Income Taxes                              (1,449)       (1,195)     (2,137)     (3,203)
                                                     ---------      --------   ----------   ----------

Net Income                                              $2,238        $2,451      $3,156      $5,980
                                                     =========      ========   ==========   ==========

Earnings per Common Share - Assuming
   Full Dilution  (Note 2)                               $0.32         $0.34       $0.45       $0.84
                                                     =========      ========   ==========   ==========

Weighted Average Shares Outstanding -
   Assuming Full Dilution  (Note 2)                      7,054         7,160       7,085       7,161
                                                     =========      ========   ==========   ==========

CONSOLIDATED BALANCE SHEETS (IN 000'S)

                                                         June 29,       September 30,
                                                           1996            1995
                                                        (Unaudited)
                                                        ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                               $2,437           $331
   Receivables                                                717            572
   Refundable income taxes                                  1,942          1,175
   Inventories                                              1,409          1,307
   Prepaid expenses                                         1,076          1,593
   Deferred tax asset                                         786            786
                                                        ------------    ------------
   Total Current Assets                                     8,367          5,764
                                                        ------------    ------------

PROPERTY AND EQUIPMENT,
   Net of accumulated depreciation of $8,360 and $5,945,   50,415         41,661
   respectively                                         ------------    ------------

LEASED PROPERTIES,
   Net of accumulated amortization of $12,441 and $9,362,  41,128         43,828
   respectively                                         ------------    ------------

OTHER ASSETS:
   Franchise rights, net                                    4,074          4,095
   Goodwill, net (Note 4)                                  19,114         19,639
   Other                                                      509            713
                                                        ------------    ------------
   Total Other Assets                                      23,697         24,447
                                                        ------------    ------------
        Total Assets                                     $123,607       $115,700
                                                        ============    ============

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                   $5,995         $6,397
   Accrued advertising and royalty fees                     2,073          2,230
   Accrued salaries and wages                               1,575          2,583
   Accrued expenses                                         8,237          7,248
   Short-term borrowings                                    8,644              -
   Current portion of long-term debt                        2,328          3,685
   Current portion of capital lease obligations             3,205          3,094
   Income taxes payable                                     1,318              -
                                                         ------------    ------------
   Total Current Liabilities                               33,375         25,237

LONG-TERM DEBT, less current portion                       13,132         14,778
CAPITAL LEASE OBLIGATIONS, less current portion            28,881         31,083
DEFERRED INCOME TAXES PAYABLE                               1,734            383
                                                         ------------    ------------
        Total Liabilities                                  77,122         71,481
                                                         ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY:

   Common stock                                                 7              7
   Additional paid-in capital                              31,101         31,101
   Warrants outstanding                                     3,000          3,000
   Retained earnings                                       13,267         10,111
   Less:  Treasury stock, 110,000 shares (Note 6)            (890)             -
                                                         ------------   ------------
        Total Stockholders' Equity                         46,485         44,219
                                                         ------------   ------------

        Total  Liabilities and Stockholders' Equity      $123,607       $115,700
                                                         ============   ============

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN 000'S)


                                                          For the 39      For the 40
                                                          weeks ended     weeks ended
                                                          June 29,        July 1,
                                                          1996            1995

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $3,156      $5,980
Adjustments to reconcile net income to net
   cash flows provided by operating activities-
   Depreciation and amortization                               6,923       6,797
   Loss on disposition of assets                                  68          37
   Deferred tax provision (benefit)                            1,351      (2,044)
   Amortization of debt discount                                  15           9
   Net change in operating assets and liabilities                255        (758)
                                                          -----------     -----------
      Net Cash Flows Provided By Operating Activities         11,768      10,021
                                                          -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in other assets                                     (481)       (486)
   Property and equipment acquired and constructed           (11,651)     (9,602)
   Purchase of restricted asset, net of sale                       -        (552)
   Proceeds from disposition of assets                             -         175
   Proceeds from redemption of restricted assets                   -       1,788
                                                          -----------     -----------
      Net Cash Flows Used In Investing Activities            (12,132)     (8,677)
                                                          -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of capital lease obligations                    (2,281)     (1,996)
   Short-term borrowings                                       8,644           -
   Purchase of Treasury stock                                   (890)          -
   Repayments of long-term debt                               (3,003)     (2,127)
                                                          -----------     -----------
      Net Cash Flows Provided By (Used In) Financing
      Activities                                               2,470      (4,123)
                                                          -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           2,106      (2,779)

CASH AND CASH EQUIVALENTS, beginning of period                   331       3,065
                                                          -----------     -----------
CASH AND CASH EQUIVALENTS, end of period                      $2,437        $286
                                                          ===========     ===========

Supplemental Cash Flow Information:
   Cash paid for interest                                     $4,117      $4,410
                                                          ===========     ===========

   Cash paid for income taxes, net of refunds                   $239      $5,455
                                                          ===========     ===========

DAVCO RESTAURANTS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 29, 1996


1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

DavCo Restaurants, Inc., a Delaware corporation (the "Company"), operates
226 "Wendy's Old Fashioned Hamburgers" restaurants, making it the world's largest franchisee of Wendy's International, Inc. ("Wendy's"). The Company maintains exclusive franchise territories in metropolitan Baltimore, Washington, D.C., the eastern shore of Maryland and portions of northern Virginia (the "Mid-Atlantic"), where it operates 132 Wendy's restaurants. The Company also operates 56 Wendy's restaurants in metropolitan St. Louis and central Illinois (the "Midwest") through a wholly-owned subsidiary, MDF, Inc. and 38 Wendy's restaurants in metropolitan Nashville, Tennessee (the "South"). The Company does not maintain exclusive franchise territories in the Midwest or the South.

In Management's opinion, the accompanying interim consolidated financial statements of the Company include all adjustments, consisting only of normal, recurring adjustments necessary for a fair presentation of the Company's financial position at June 29, 1996 and the results of its operations and its cash flows for the periods ended June 29, 1996 and July 1, 1995. These statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been omitted from these statements, as permitted under the applicable rules and regulations. Readers of these statements should refer to the consolidated financial statements and notes thereto as of September 30, 1995 and for the year then ended. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

Certain reclassifications have been made to the prior year's balances in order to conform to current year presentation.

The Company maintains its accounts on a 52/53 week fiscal year. The fiscal 1996 periods contained 13 weeks and 39 weeks. The fiscal 1995 periods contained 13 weeks and 40 weeks.

2.  EARNINGS PER COMMON SHARE

Earnings per common share is computed based on the weighted average number of common and common equivalent shares outstanding during the periods.
Common stock equivalents include options and warrants to purchase common stock which are assumed to be exercised using the treasury stock method. The weighted average number of shares reflected includes treasury stock acquired pursuant to the Stock Repurchase Program through the date of acquisition.

3.  COMMITMENTS AND CONTINGENCIES

Litigation
The Company is party to a number of legal proceedings which are considered by Management to be customary and incidental to its business. In the opinion of Management, after consulting with legal counsel, the ultimate disposition of these lawsuits will not have a material adverse effect on the Company's financial position or results of operations.

Letters of Credit
As of June 29, 1996, the Company was contingently liable for outstanding letters of credit relating to liability insurance, workers' compensation collateral and Wendy's current royalty requirements, aggregating approximately $4,070,000.

4.  GOODWILL

The Company's excess of cost over the fair value of net assets acquired (or goodwill) is amortized on a straight-line basis over 30 years. The carrying amount of goodwill is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the estimated undiscounted cash flows of the entity acquired over the remaining amortization period, the carrying amount of the goodwill is reduced by the estimated shortfall of cash flows.

In addition, the Company will assess long-lived assets for impairment under FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Under those rules, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable.

5.   PENDING ACCOUNTING POLICY

In March 1995, the FASB issued Statement No. 121, Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Due to the significant number of operating facilities the Company maintains and the extensive number of estimates that must be made to assess the impact of Statement 121, the financial statement impact of adoption has not yet been determined, however, it may be material.

6.   TREASURY STOCK

On May 2, 1996, the Company announced that its Board of Directors had authorized management to repurchase up to 1,000,000 shares of its common stock on the open market and in privately negotiated transactions during the following twenty four months. During the third quarter ended June 29, 1996, the Company purchased 110,000 shares of the its common stock for $889,888. The Company is accounting for the treasury stock at cost.

PART I.
Item 2.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Components of Revenues and Expenses

The fiscal 1995 year to date amounts contain an additional week as a result of the Company's 52/53 week reporting basis. The fiscal 1995 first quarter contained 14 weeks and the fiscal 1996 first quarter contained 13 weeks. The second and third quarters for both fiscal 1995 and 1996 contained 13 weeks.

The Company's revenues consist of restaurant sales. Any additional amounts of income are minor and are included in Other Income, net. Restaurant operating profit is computed by subtracting cost of restaurant sales and restaurant operating expenses from restaurant sales. Cost of restaurant sales consists of the Company's expenditures for food, supplies (primarily paper goods) and direct labor.

Restaurant operating expenses include all other direct costs, including occupancy costs, advertising expense, expenditures for repairs and maintenance, area and regional management expenses, and workers' compensation, casualty and general liability insurance costs.

In addition to franchise royalty payments, the Company is also required to contribute 2.0% of its restaurant sales to The Wendy's National Advertising Program, Inc. The Company has agreed to increase such contributions to 2.5% of restaurant sales for fiscal 1995 and through calendar year 1996. Franchise royalties, as required by the Company's franchise agreement with Wendy's, have remained constant at 4.0% of restaurant sales throughout the periods presented.


General and administrative expenses consist of corporate expenses, including executive and administrative compensation, office expenses and professional fees.

Results of Operations

The following table presents certain items in the Company's Consolidated Statements of Operations as a percentage of restaurant sales for the interim periods indicated.



                                                             For the 39   For the 40
                                   For the 13 weeks ended    weeks ended  weeks ended
                                     June 29,    July 1,     June 29,     July 1,
                                       1996       1995       1996         1995

Statements of Operations Data:
 Restaurant Sales                      100.0%      100.0%     100.0%     100.0%

 Cost of Restaurant Sales               59.6        59.8       60.9       59.6
 Restaurant Operating Expenses          20.6        19.7       21.5       19.8

 Restaurant Operating Profit            19.8        20.5       17.6       20.6

 Franchise Royalties                     4.0         4.0        4.0        4.0
 General and Administrative              2.6         3.4        3.2        3.8
 Depreciation and Amortization           4.3         4.2        4.7        4.4

 Operating Income                        8.9%        8.9%       5.7%       8.4%


Thirteen Weeks Ended June 29, 1996 Compared to Thirteen Weeks Ended
July 1, 1995

Revenues: Company restaurant sales increased to $54.5 million for the 13 weeks ended in June 29, 1996 from $53.7 million for the 13 weeks ended July
1, 1995, an increase of 1.5%. The increase in sales is attributed to new stores opened since July 1, 1995. Same store sales decreased 3.6% from the same period in fiscal year 1995. Same store sales have improved from the second quarter decline of 8.7% and management believes that the same store sales will continue to improve with new strategies for increasing sales, such as, a renewed focus on the Company's Super Value menu and increased selection of permanent menu items.

The weighted average number of restaurants open was 224.1 for the 1996 period and 214.0 for the 1995 period. Average sales per Company restaurant decreased to $243,200 for the 13 weeks ended June 29, 1996 from $250,900 for the 13 weeks ended July 1, 1995, a 3.1% decrease. The weighted average number of Mid-Atlantic restaurants open was 130.1 for the 1996 period and
124.7 for the 1995 period, and average sales per restaurant decreased to $280,300 from $287,400, a 2.5% decrease. The weighted average number of Midwest restaurants open for the 1996 period was 56.0 and for the 1995 period was 54.1, and average sales per restaurant decreased 2.9%, to $159,900 from $164,800. For the 1996 period, the weighted average number of restaurants operating in the South was 38.0 and 35.2 for the 1995 period. Average sales per restaurant decreased to $238,700 in 1996 from $254,000 in 1995, a 6.0% decrease. The average sales per restaurant decreases are directly related to the same store sales decline.

Average guest count per Company restaurant decreased to 79,100 for the 13 weeks ended June 29, 1996 from 83,700 for the 13 weeks ended July 1, 1995, a decrease of 5.5%. Average guest check increased to $3.07 for the 13 weeks ended June 29, 1996 from $3.00 the 13 weeks ended July 1, 1995, an increase of 2.3%. The increase is primarily the result of the $0.99 Chicken Nuggets addition, which is a value added menu item.

Costs and Expenses: Cost of restaurant sales decreased to 59.6% of sales for the 13 weeks ended June 29, 1996 from 59.8% of sales for the 13 weeks ended
July 1, 1995.   Cost of restaurant sales as a percent of sales in the Mid-
Atlantic restaurants decreased to 57.6% in the 1996 period from 58.3% in the 1995 period. Comparing the components of cost of restaurant sales for the Mid-Atlantic restaurants, the cost of food and supplies decreased to 32.6% of sales in the 1996 period from 32.7% of sales in the 1995 period. Payroll and benefits expense decreased 0.6 percentage points to 25.0% of sales in the 1996 period from 25.6% of sales in the 1995 period. Cost of restaurant sales as a percent of sales in the Midwest restaurants increased to 66.5% in the 1996 period from 66.3% in the 1995 period. Comparing the components of cost of restaurant sales for the Midwest restaurants, the cost of food and supplies decreased 0.3 percentage points to 35.0% of sales in the 1996 period from 35.3% of sales in the 1995 period. As a percent of sales, payroll and benefits expense increased to 31.5% of sales in the 1996 period from 31.0% of sales in the 1995 period. Cost of restaurant sales as a percent of sales in the Southern restaurants increased to 60.9% in the 1996 period from 59.3% in the 1995 period.
Comparing the components of cost of restaurant sales for the Southern restaurants, the cost of food and supplies increased 0.9 percentage points to 32.4% of sales in the 1996 period from 31.5% of sales in the 1995 period. As a percent of sales, payroll and benefits expense increased to 28.5% of sales in the 1996 period from 27.8% of sales in the 1995 period. The Company wide food cost and supplies remained relatively constant with the prior year period.
There was a change in the product mix that produced slightly lower margins, such as the Double Stack sandwich, and Chicken Nuggets. Payroll and benefit cost increased as a percentage of sales in the Midwest and Southern restaurants, primarily due to the cost leveraging effect of lower same store sales for the quarter. There is a certain level of labor cost that is not dependent on sales volume which caused an impact due to the decline in revenue as stated above. Payroll costs in the Southern market were also impacted by very low
unemployment rates.   These increases were offset by a decrease in payroll and
benefits expense,  as a percentage of sales, for the Mid-Atlantic market.

Restaurant operating expenses increased to $11.2 million for the 13 weeks ended June 29, 1996 from $10.6 million for the 13 weeks ended July 1, 1995. Restaurant operating expenses as a percent of sales was 20.6% and 19.7% for the 1996 and 1995 periods, respectively. Restaurant operating expenses in the Mid-Atlantic restaurants increased to 19.9% of sales in the 1996 period from 19.3% of sales in the 1995 period. Restaurant operating expenses in the Midwest restaurants increased to 25.0% of sales in the 1996 period from 22.5% of sales in the 1995 period. As a percent of sales, restaurant operating expenses for the restaurants operating in the South were 19.4% for the 13 weeks ended June 29, 1996, compared to 18.6% for the 13 weeks ended July 1,1995. The increase in restaurant operating expenses, as a percentage of sales is related to the cost leveraging effect of lower same store sales, higher rents in the stores opened after July 1, 1995, and increased insurance costs.

General and administrative expenses decreased to $1.4 million for the 13 weeks ended June 29, 1996 from $1.8 million for the 13 weeks ended July 1, 1995, representing, as a percent of sales, a decrease to 2.6% in the 1996 period from 3.4% in the 1995 period. This decrease relates to the implementation of curbs on administrative costs and expenses directly related to sales and profit, such as bonuses.

Depreciation and amortization expense increased to $2.4 million for the 13 weeks ended June 29, 1996 from $2.2 million for the 13 weeks ended July 1, 1995. As a percent of sales, depreciation and amortization increased to 4.3% in the 1996 period from 4.2% in the 1995 period. This increase is due to the effect of having incurred additional depreciation expense on capital expenditures for new store openings and existing store improvements.

Non-Operating Charges: Interest expense decreased to $1.3 million for the 13 weeks ended June 29, 1996 from $1.4 million for the 13 weeks ended April 1, 1995. The decrease relates to a decline in interest rates, additional capitalization of interest relating to construction in progress, and the reduction in the principal amount of the Company's long term debt. The provision for income taxes increased to a $1.4 million for the 13 weeks ended June 29, 1996 from $1.2 million for the 13 weeks ended July 1, 1995.

Thirty-nine Weeks Ended June 29, 1996 Compared to Forty Weeks Ended July
1, 1995

Revenues: Company restaurant sales decreased to $148.7 million for the 39 weeks ended June 29, 1996 from $155.7 million for the 40 weeks ended July
1, 1995, a decrease of 4.5%. The decrease in sales can be attributed to an additional week included in the fiscal 1995 period as a result of the Company's 52/53 week reporting basis. Approximately $3.9 million of the decrease in sales is related to the additional week in the fiscal 1995 period. The decrease is also related to the loss of sales, estimated in excess of $2.7 million, due
to the inclement weather that occurred during the 1996 period.   The Federal
Government shutdown also had a negative impact on sales. Same store sales decreased 6.3% compared to the 1995 period.

The weighted average number of restaurants open was 219.9 for the 1996 period and 211.1 for the 1995 period. Average sales per Company restaurant decreased to $676,200 for the 39 weeks ended June 29, 1996 from $737,700 for the 40 weeks ended July 1, 1995. The weighted average number of Mid-Atlantic restaurants open was 126.9 for the 1996 period and 121.7 for the 1995 period, and average sales per restaurant decreased to $774,900 from $847,600, a 6.2% decrease after adjusting for the additional week in the 1995 period. The weighted average number of Midwest restaurants open for the 1996 period was 55.1 and for the 1995 period was 54.4, and average sales per restaurant decreased from $479,800 to $452,600, a 3.2% decrease after adjusting for the additional week in the 1995 period. For the 1996 period, the weighted average number of restaurants operating in the South was 37.9 compared to 35.0 for the 1995 period. Average sales per restaurant in the South decreased to $670,700 for the 1996 period from $756,400 for the 1995 period, a decrease of 9.1% after adjusting for the additional week in the 1995 period.
The average sales per restaurant decreases are directly related to the above mentioned revenue declines.

Average guest count per Company restaurant decreased to 49,900 for the 39 weeks ended June 29, 1996 from 52,820 for the 40 weeks ended July 1, 1995, a decrease of 5.5%. Average guest check increased to $2.98 for the 39 weeks ended June 29, 1996 from $2.95 the 40 weeks ended July 1, 1995, an increase of one percent, this increase is primarily due to the addition of Chicken Nuggets which is a value added menu item.

Costs and Expenses:  Cost of restaurant sales decreased to $90.6 million for the 39 weeks ended June 29, 1996 from $92.8 million for the 40 weeks ended
July 1, 1995, increasing as a percentage of sales to 60.9% in 1996 from 59.6% in 1995. Cost of restaurant sales as a percent of sales in the Mid-Atlantic restaurants increased to 59.0% in the 1996 period from 58.1% in the 1995 period. Comparing the components of cost of restaurant sales for the Mid-Atlantic restaurants, the cost of food and supplies increased 0.2 percentage points to 32.5% of sales in the 1996 period from 32.3% of sales in the 1995 period. Payroll and benefits expense increased 0.7 percentage points to 26.5% of sales in the 1996 period from 25.8% of sales in the 1995 period. Cost of restaurant sales as a percent of sales in the Midwest restaurants increased to 67.4% in the 1996 period from 66.6% in the 1995 period. Comparing the components of cost of restaurant sales for the Midwest restaurants, the cost of food and supplies increased 0.2 percentage points to 35.1% of sales in the 1996
period from 34.9% of sales in the 1995 period.   As a percent of sales, payroll
and benefits expense increased to 32.3% of sales in the 1996 period from 31.7% of sales in the 1995 period. For the restaurants operating in the South, cost of restaurant sales was 61.9% of sales for the 39 weeks ended June 29, 1996, and 58.7% of sales for the 40 weeks ended July 1, 1995. Comparing the components of cost of restaurant sales for the Southern restaurants, the cost of food and supplies increased 1.0 percentage points to 32.3% of sales in the 1996 period from 31.3% of sales in the 1995 period. As a percent of sales, payroll and benefits expense increased to 29.6% of sales in the 1996 period from 27.4% of sales in the 1995 period. The Company wide increase in cost of restaurant sales as a percentage of sales is attributable to the increase, as a percentage of sales, of the food and supplies cost and of the payroll and benefits cost. The increase in food and supplies is due to the increasing cost of paper and supplies, which was anticipated by management. The food cost remained relatively constant with the prior year period. Payroll and benefits cost increased as a percentage of sales, primarily due to the cost leveraging effect of lower sales for the quarter. There is a certain level of labor cost that is not dependent on sales volume. The Southern market was also impacted by very low unemployment rates.

Restaurant operating expenses increased to $32.0 million for the 39 weeks ended June 29, 1996 from $30.8 million for the 40 weeks ended July 1, 1995. Restaurant operating expenses as a percent of sales was 21.5% and 19.8% for the 1996 and 1995 periods, respectively. Restaurant operating expenses in the Mid-Atlantic restaurants increased 1.3 percentage points to 20.8% of sales in the 1996 period from 19.5% of sales in the 1995 period. Restaurant operating expenses in the Midwest restaurants increased to 25.2% of sales in the 1996 period from 22.7% of sales in the 1995 period. As a percent of sales, restaurant operating expenses for the restaurants operating in the South was 20.4% for the 39 weeks ended June 29, 1996 compared to 18.3% of sales for the 40 weeks ended July 1, 1995. The increase relates primarily to the cost leveraging effect of one less week of revenue in the 1996 period and additional expenses in the 1996 period related to the severe weather, such as increased utilities, snow removal and roof repairs.

General and administrative expenses decreased to $4.7 million for the 39 weeks ended June 29, 1996 from $6.0 million for the 40 weeks ended July 1, 1995, representing, as a percent of sales, a decrease to 3.2% in the 1996 period from 3.8% in the 1995 period. This decrease relates to the implementation of curbs on administrative costs and the impact of expenses directly related to sales and profit, such as bonuses.

Depreciation and amortization expense increased to $6.9 million for the 39 weeks ended June 29, 1996 from $6.8 million for the 40 weeks ended
July 1, 1995. As a percent of sales, depreciation and amortization increased to 4.7% in the 1996 period from 4.4% in the 1995 period. This increased is due to lower sales in the 1996 period and having incurred additional depreciation expense on capital expenditures for store openings and existing store improvements.

Non-Operating Charges: Interest expense decreased to $3.9 million for the 39 weeks ended June 29, 1996 from $4.4 million for the 40 weeks ended July 1, 1995. The decrease relates to a decline in interest rates, additional capitalization of interest relating to construction in progress, and the reduction in the principal amount of the Company's long term debt. Interest income decreased to $22,000 in fiscal 1996 period from $157,000 in the fiscal 1995 period due to a reduction in overnight investments. The provision for income taxes decreased to $2.1 million for the 39 weeks ended June 29, 1996 from $3.2 million for the 40 weeks ended July 1, 1995.

Liquidity and Capital Resources

The Company has historically financed its business activities primarily from cash generated from operations and from long-term debt and sale/leasebacks. The Company has reviewed its policy of leasing all of its new restaurants and has determined that it is in the Company's best interest to own certain properties. Accordingly, during the 39 weeks ended June 29, 1996, the Company purchased the land and self financed the cost of buildings and equipment for certain new restaurants.

Cash flow provided by operating activities was $11.8 million for the 39 weeks ended June 29, 1996. Net cash used in investing activities was $12.1 million for the 39 weeks ended June 29, 1996, which includes $11.7 million in capital expenditures and related land acquisitions for eleven new Company restaurants opened during the period and for additional restaurants under construction. Financing activities during the 39 weeks ended June 29, 1996 provided cash of $2.5 million, which reflected short-term borrowings net of capital lease and debt repayments. The net change in cash and cash equivalents during the 39 weeks ended June 29, 1996 was an increase of $2.1 million.

The Company anticipates that its future capital requirements will be primarily for the development of new restaurants and the upgrading of existing restaurants. Management signed a revolving line of credit facility for $13 million on January 5, 1996. This agreement replaces the revolving line of credit facility for $7.5 million and the real estate acquisition facility for $2.5 million. Management anticipates that cash provided by operating activities, cash on hand, and the revolving line of credit facility of $13 million will enable the Company to meet its cash requirements through the remainder of fiscal 1996, although the Company may take advantage of opportunities to finance some of its new restaurant development with more permanent debt or sale/leaseback financing, if such financing is available at attractive rate and terms.

PART II.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

          Exhibit No.         Description
          27.1                Article 5 of Regulation S-X Financial Data
                              Schedule for 3rd quarter Form 10-Q (for SEC use only)

(b)  Reports on Form 8-K:

          There was no Form 8-K filed during the second quarter ended June 29, 1996.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVCO RESTAURANTS, INC.

August 12, 1996                      /S/ RONALD D. KIRSTIEN
                                         President and Director

August 12, 1996                     /S/ CHARLES C. MCGUIRE, III
                                        Controller (Chief Accounting Officer)