Form 10-K
period 1996-09-28
DAVCO RESTAURANTS INC
filed 1996-12-27
CIK 906471

Securities and Exchange Commission
              Washington, D.C.

                 FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended September 28, 1996

[ ] Transition report pursuant to Section 10 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
For the transition period from ______________ to _______________.

      Commission File Number 000-22006

                   DavCo Restaurants, Inc.
(Exact name of registrant as specified in its charter)

Delaware                                                 52-1633813
(State or other jurisdiction of incorporation   (I.R.S. Employer Incorporation
 or organization)                                   Identification Number)

          1657 Crofton Boulevard, Crofton Maryland          21114
               (Address of principal executive offices)   (Zip code)

      Registrant's telephone number, including area code (410) 721-3770

      Securities registered pursuant to Section 12(b) of the Act:
                         Common Stock $.001 par value
                              (Title of class)

      Securities registered pursuant to Section 12(g) of the Act:
                               None

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X             No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on December 16, 1996 was $22,638,255 based on the closing price of the Common Stock as provided by the American Stock Exchange on December 16, 1996.

As of December 16, 1996, there were outstanding 6,587,628 shares of the Registrant's Common Stock, par value $.001 per share.

    DOCUMENTS INCORPORATED BY REFERENCE

The proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on January 29, 1997 is incorporated by reference in Part III.

PART I

ITEM 1: BUSINESS

GENERAL

DavCo Restaurants, Inc. a Delaware corporation, was incorporated in December 1987. DavCo Restaurants, Inc. and its subsidiaries are collectively referred to herein as the "Company."

As of September 28, 1996, the Company operated 228
"Wendy's Old Fashioned Hamburgers" restaurants ("Wendy's"), making it the world's largest franchisee of Wendy's
International, Inc. ("Wendy's International").

The Company maintains exclusive franchise territories in metropolitan Baltimore and Washington, D.C., the eastern shore of Maryland and portions of northern Virginia (collectively the "Mid-Atlantic"), where it operated 134 restaurants as of September 28, 1996. In fiscal 1996, the Company opened ten new Mid-Atlantic restaurants and closed one existing restaurant. The Mid-Atlantic restaurants had an average sales of $1,073,000 for the fiscal year ended September 28, 1996. The average restaurant operating profit margin for the Mid-Atlantic restaurants was 21.4% for fiscal 1996.

As of September 28, 1996, the Company also operated 56
Wendy's restaurants in metropolitan St. Louis and central
Illinois (the "Midwest"). The Company does not maintain exclusive franchise territories in the Midwest. In fiscal 1996, the Company opened two new Midwest restaurants. Average sales for the Midwest restaurants were $615,700 for the fiscal year ended September 28, 1996. The average restaurant operating profit margin for the Midwest restaurants was 7.4% for fiscal
1996.

Effective September 24, 1994, the Company acquired 34 restaurants in the metropolitan Nashville, Tennessee area (the "Southern Market") through the acquisition of all of the outstanding common stock of Southern Hospitality Corporation ("Southern Hospitality"). The consideration paid to the stockholders of Southern Hospitality was approximately $14,225,000. The Company also retired pre-existing debt and satisfied certain other obligations of Southern Hospitality in the amount of approximately $7,000,000. The acquisition was financed through an $18,250,000 loan from First National Bank of Maryland and from working capital of the Company. The transaction was accounted for as a purchase for financial reporting purposes (See Note 13 in Notes to Consolidated
Financial Statements). During fiscal years 1995 and 1996, the Company opened four additional restaurants, two in each year, in Tennessee. Average sales for the Southern restaurants for the fiscal year ended September 28, 1996 were $922,700 and the average restaurant operating profit margin was 17.6%.

STRATEGY

Opening New Restaurants. The Company has implemented a program designed to increase its number of restaurants, primarily in its' Mid-Atlantic market. In fiscal, 1996, the Company opened ten new restaurants in its Mid-Atlantic market, two in its Southern market and two in its Midwest market. The Company closed one restaurant, due to unprofitability. The company has also selected the sites for up to an additional ten new restaurants that it intends to open in fiscal 1997. The number of restaurants opened may vary depending open general economic conditions, variability in time required to obtain local permits, the continued availability of financing, and the Company's ability to locate additional suitable restaurants sites. The Company has agreed with Wendy's International to open or have under construction a minimum of seven Mid-Atlantic restaurants in each calendar year through 2001 and to operate a total of 200 Mid-Atlantic restaurants by the end of the calendar year 2005. The Company has met or exceeded this committed growth rate through September 28, 1996 and anticipates exceeding this growth rate by opening at least an additional 70 restaurants in the Mid-Atlantic region by the end of the calendar year 2005. Any new restaurants opened by the Company must be approved by Wendy's International.

Mid-Atlantic Renovation Program. The Company, pursuant to an agreement with Wendy's International, has instituted a program to retrofit selected Mid-Atlantic restaurants, primarily through the installation of an additional cash register, the upgrading of the point of sale system, and certain other structural modifications designed to increase service capacity and operational efficiency. The cost of retrofitting a restaurant is typically $35,000 to $50,000.

RESTAURANT OPERATIONS

Menu. Each Wendy's restaurant offers a diverse menu containing a variety of food items, featuring hamburgers and fillet of chicken breast sandwiches which are prepared to order with the customer's choice of condiments. The Wendy's menu also typically includes chili, baked and french fried potatoes, freshly prepared salads, and Frosty dessert. The Mid-Atlantic market continues to test fried chicken in some of its restaurants. In addition, the restaurants sell a variety of promotional products, normally on a limited time basis.

Marketing and Promotions. As required by its franchise agreements, the Company must contribute at least 4.0% of its restaurant sales to an advertising and marketing fund. Two and one half percent of restaurants sales is used to benefit all restaurants owned and franchised by Wendy's International.
The Wendy's National Advertising Program, Inc. uses this fund to develop advertising and sales promotion materials and concepts to be implemented nationally. In fiscal 1996, The Wendy's International Advertising Program, Inc. sponsored six four-week and one three-week promotional campaigns which featured speciality menu items. The Company is required to spend the remainder of the 4% of its restaurant sales on local advertising. See "Business-Franchise and Development Agreements." The Company typically spends its local advertising dollars on local television and radio promotions.

Site Selection. Site selection for new restaurants is made by the Company's real estate and development department subject to
acceptance by Wendy's International.   A typical market area
will have a population base of at least 50,000 people within a three mile radius. Within the potential market area, the Company evaluates major retail and office concentrations and major traffic arteries to determine focal points. Site specific factors which the Company considers include visibility, convenience of access, proximity to direct competition
(including other Wendy's restaurants), access to utilities, local zoning regulations and various other factors. The Company's current business strategy is to locate new restaurants, whenever possible, in free-standing buildings located on the grounds of shopping centers.

Restaurants Layout and Operations. The Company's restaurants typically range from 2,700 to 3,200 square feet with a seating capacity of between 90 and 130 people, and are typically open from 10:30 a.m. to 10:00 p.m., with many restaurants open for extended evening hours. Generally, the dining areas are fully carpeted and informal in design, with tables for two to four people. Approximately 98% of the Company's restaurants also feature drive-thru windows. Average drive-thru guest checks generally exceed in-restaurant guest checks. In fiscal 1996, drive-thru sales constituted approximately 52% of the Company's sales.

Most Company restaurants opened since January 1992 are designed to incorporate Wendy"s International's new high-capacity central grill/multiple register design ("High-Capacity
Restaurants"). High-Capacity Restaurants are typically larger in size than traditional Wendy's restaurants and feature a central grilling area and computerized ordering system designed to relay customer orders to the grilling area more efficiently. In addition, High-Capacity Restaurants typically incorporate multiple cash registers, instead of the earlier one register Wendy's design, and a second drive-thru window.

The Company's reporting system provides restaurant and operating data, including sales mix and labor cost information, with respect to each restaurant to the Company's executive offices. Weekly management reports by Area Managers and Regional Managers track food and labor costs and unit income. Physical inventories of all food items are taken weekly, and inventories of critical food items are taken twice a day.

RAW MATERIALS

As a Wendy's franchisee, the Company complies with uniform recipe and ingredient specifications provided by Wendy's International, and purchase all food and beverage inventories and restaurant supplies from independent vendors approved by Wendy's International. Except for The New Bakery Co. of
Ohio, Inc. (The "Bakery"), a wholly-owned subsidiary of Wendy's International, Wendy's International does not sell food or supplies to its franchisees. The Company purchases its sandwich buns from the Bakery for the majority of its restaurants. The Company purchases soft drink products from the Coca-Cola Company and its affiliates. Most other food items and supplies purchased by the Company are warehoused and distributed by independent distributors. The Company and , in some instances Wendy's International, negotiate prices directly with the vendors.

The Company has not experienced any significant shortages of food, equipment, fixtures or other products which are necessary to restaurant operations. The Company anticipates no such shortages and believes that alternate suppliers are available in the event such shortages occur.

FRANCHISE AND DEVELOPMENT AGREEMENTS

General.  The Company's relationship with Wendy's
International is governed by (i) a development agreement (the "Development Agreement"), which grants to the Company an exclusive franchise territory, (ii) unit franchise and restaurant franchise agreements (collectively, the "Franchise Agreements"), one of which is executed in connection with the opening of each of the Company's restaurants, and (iii) certain other agreements between the Company and Wendy's International. These agreements provide Wendy's International with significant rights regarding the business and operations of the Company and impose restrictions regarding the ownership of the Company's capital stock.

The Company is prohibited from engaging in any business other than the development, operation and ownership of Wendy's restaurants. In addition, Ronald D. Kirstien, the President and Chief Executive Officer of the Company, has been designated by Wendy's International as the individual responsible for the development and management of the Company's restaurants. In the event Mr. Kirstien (or any other successor approved by Wendy's International) (I) is no longer employed by the Company, or (ii) either owns less than a 5% interest in the Company's capital stock or is not the beneficiary of an employment incentive plan acceptable to Wendy's International, the Company must employ a successor, who is required to be approved by Wendy's International, within 180 days of such condition. The failure to obtain Wendy's International's approval of a successor within such period would constitute an event of default under each of the Development Agreements and Franchise Agreements.

The Company's agreements with Wendy's International restrict the ownership and transfer of the capital stock of the Company.
These agreements provide, among other things: (I) that Citicorp Venture Capital, Ltd. ("CVC"), World Equity Partners, L.P.
("WEP"), and Ronald D. Kirstien and Harvey Rothstein, the
Executive Vice President of the Company (collectively,
"Management") collectively, must own at least 51% of the outstanding shares of Common Stock (assuming full exercise of all presently outstanding warrants and options which are exercisable within 60 days) (the "Designated Shares"); (ii) that
CVC must own least 33% of the outstanding shares of Common
Stock (assuming full exercise of all presently outstanding warrants and all presently outstanding options which are exercisable within 60 days); (iii) for the right of first refusal and a right of approval on behalf of Wendy's International with respect to any transfers of the Designated Shares; and (iv) that in the event any person or entity (other than CVC, Management or WEP) acquires 20% or more of the outstanding shares of Common Stock (assuming full exercise of all presently outstanding warrants and all presently outstanding options which are exercisable within 60 days), Wendy's International may terminate any or all of the Development Agreement and/or the Franchise Agreements. These agreements also provide that, subject to the achievement of certain Company goals relating to the opening of new restaurants and certain other matters, the required minimum ownership of Designated Shares by CVC, WEP and Management would be reduced to 33%, with CVC's required ownership reduced from 33% to 19.9% of the outstanding shares of Common Stock (assuming full exercise of all presently outstanding warrants and all presently outstanding options which are exercisable within 60 days). In addition, the Company agreed with Wendy's International on an investment plan for the Midwest restaurants (since completed) and a renovation plan for the Mid-Atlantic restaurants as described under "Business-Strategy-Midwest Investment Program and
Mid-Atlantic Renovation Program."

Any acquisition by the Company of an existing Wendy's restaurant requires the consent of Wendy's International and is also subject to Wendy's International's right of first refusal. Under the terms of the consent agreement entered into between the Company and Wendy's International in connection with the Company's acquisition of Southern Hospitality, the Company agreed that it will neither acquire nor seek to acquire any additional Wendy's restaurants or entities controlling Wendy's restaurants for a period of two years from September 24, 1994; however, this prohibition did not apply to any acquisition by the Company of Wendy's restaurants in Maryland or Virginia.

In order to secure the obligations of the Company to make certain payments to Wendy's International pursuant to Development Agreement and the Franchise Agreements, the
Company is required to maintain letters of credit in the face amount of $2.0 million. If the Company fails to make any required payment to Wendy's International, upon five days prior written notice by Wendy's International, Wendy's International is entitled to draw down amounts under the letters of credit in satisfaction of such obligations or to terminate the Development Agreement and the Franchise Agreements, subject to applicable cure periods.

Should the Company fail to comply with the Development
Agreement or the Franchise Agreements for restaurants within a covered territory, Wendy's International could terminate the exclusive nature of the Company's franchises in such covered territory. Any event of default under any Franchise Agreement would give Wendy's International the right to terminate the franchise rights of the Company's restaurant governed by such Franchise Agreement. The loss of the exclusive nature of a territory or a significant portion of these franchise rights would have a material adverse effect on the Company.

The Company is also required to operate each of its Wendy's restaurants in accordance with certain standards contained in the Wendy's International Operations Manual. Wendy's
International periodically monitors the operations of the Company's restaurants and notifies the Company of any failure to comply with any of the Franchise Agreements, Development Agreement or the Wendy's International Operations Manual.

Development Agreement.  The Company and Wendy's
International entered into a Development Agreement covering the District of Columbia and certain counties in Virginia and Maryland and a Development Agreement covering Baltimore and certain counties in Maryland in 1978. These two
Development Agreements were subsequently combined into a single Development Agreement in 1980. The Company entered into another Development Agreement covering certain counties on the eastern shore of Maryland in 1982, which was substantially completed and provided the Company a right of first refusal for all new restaurants in this territory. This Development Agreement was merged with the combined
Development Agreement in 1996. The Company does not have a development agreement with Wendy's International for either its Midwest operations or Southern Market. Accordingly,
Wendy's International (or a person or entity approved by Wendy's International) could, subject to certain limitations, open Wendy's restaurants in the Midwest or in the Southern Market that would compete with the Company's restaurants.

Pursuant to the Development Agreement, the Company has been granted exclusive rights to develop and operate a specific number of Wendy's restaurants within the covered territories.
The Company is required to develop and commence construction of new Wendy's restaurants in accordance with development and performance schedules. The Company is currently obligated to open or commence construction of a minimum of seven restaurants in each calendar year through 2001 and to operate a total of 200 Mid-Atlantic restaurants by the end of the calendar year 2005. As of December 31, 1996, the Company estimates 135 Mid-Atlantic restaurants will be opened, compared to the 131 Mid-Atlantic restaurant requirement. The Company anticipates exceeding the agreement by opening at least 70 additional restaurants in the Mid-Atlantic region by the end of the calendar year 2005. The Development Agreement extends through the term of the development and performance schedules. Thereafter, the Company retains a right of first refusal regarding the development of new restaurants in the relevant franchise territory for an additional 20 year period unless the Company is in default under the terms of the Development Agreement.

Pursuant to the Development Agreement, the Company is required to submit to Wendy's International for its acceptance each proposed restaurant site and the plans for each new restaurant. Wendy's International provides standard construction plans, specifications and layouts for new restaurants and provides training in the Wendy's International system, including standards, methods, procedures and techniques for operation of a Wendy's restaurant. The Company is obligated to pay Wendy's International a technical assistance fee upon the opening of each new restaurant.

Unit Franchise Agreement and Restaurant Agreements.  The
Company operates each of its Wendy's restaurants under a Franchise Agreement with Wendy's International. Each
Franchise Agreement provides the Company the right to operate a Wendy's restaurant for a period of 20 years. The Franchise Agreements are renewable by the Company, subject to certain conditions, for varying periods of up to 20 years (the terms of any renewal period may differ from those in effect during the initial term). Each unit franchise agreement gives the Company the exclusive right to operate a Wendy's restaurant in a particular geographic area, defined by either a radius of three miles or a population of 20,000 persons, whichever is smaller. There are no exclusive territorial rights granted to the Company under restaurant franchise agreements.

Pursuant to the Franchise Agreements, Wendy's International prescribes the designs, color schemes, signs and equipment to be utilized in each restaurant, and determines the menu items as well as the formulas and ingredients for the preparation of food and beverage products. Each Franchise Agreement requires the Company to pay to Wendy's International a technical assistance fee upon the opening of each new restaurant and a monthly royalty equal to 4% of the gross sales of that particular restaurant. Each new restaurant opened within an area covered by a Development Agreement according to the applicable development schedule will be governed by a unit franchise agreement, with a technical assistance fee of $7,500. All other new restaurants will be governed by a restaurant franchise agreement, with a technical assistance fee of $25,000. In addition, the Company must contribute to national advertising and spend specified percentages of gross monthly sales for local advertising. See "Business-Restaurant Operations-Marketing and Promotion." Any new restaurant not located within an area covered by the Development Agreements, including any restaurant opened in the Midwest or the Southern Market, has been developed pursuant to a restaurant franchise agreement.

Wendy's International has proposed a New Unit Franchise
Agreement, which may have an adverse impact on the Company's ability to expand in areas not covered by a Development Agreement. The Company is currently negotiating modifications to this new agreement with Wendy's International and expects the negotiations to conclude favorably in the near future.


GOVERNMENT REGULATIONS

The restaurant business is subject to extensive federal, state and local government regulations relating to the development and operation of restaurants, including regulations relating to building, ingress and egress, zoning and the preparation and sale of food. The company is also subject to federal and state environmental regulations, but these have not had a material effect on the Company's operations. The Company is also subject to laws governing relationships with employees, such as minimum wage requirements, health insurance coverage requirements, and laws regulating overtime, working conditions and employee citizenship.  During fiscal year 1996 Congress
passed the Minimum Wage Bill which revised the minimum
wage to $4.75 per hour as of October 1, 1996 and will again
increase on September 1, 1997 to $5.15 per hour.   In particular,
substantial increases in the minimum wage or mandatory health care coverage could adversely affect the Company.

SEASONALITY AND QUARTERLY RESULTS

The restaurant sales of the Company, like the rest of the quick-service restaurant industry, are moderately seasonal. The lowest sales months are typically January and February, while the highest sales months are June, July and August. During the initial six months of each fiscal year (October through March), the Company has typically recorded 47% to 49% of its total annual sales, operating margins have been slightly lower due to lower sales providing a smaller spread over fixed costs.

TRADEMARKS AND SERVICE MARKS

The Franchise Agreements grant to the Company the right to use certain registered trademarks and service marks, such as "Wendy's", "Wendy", "Wendy's Old Fashioned Hamburgers", and "Quality Is Our Recipe", which Wendy's International has adopted to identify and promote Wendy's restaurants. The Company believes that these marks are of material importance to the Company's business.

COMPETITION

The quick-service restaurant industry is intensely competitive with respect to price, service, location and food quality. The industry is mature and competition can be expected to increase. There are several well-established competitors with substantially greater financial and other resources than the Company, some of which have been in existence for substantially longer than the Company and may have substantially more units in the markets where the Company's restaurants are or may be located.
McDonald's, Burger King and Hardee's/Roy Rogers restaurants are the Company's principal competitors as other quick-service hamburger chains in the Company's franchise territories. The Company's major competitors have been engaged in an attempt to draw customer traffic by a deep discounting strategy, however, neither Wendy's International, Inc. nor DavCo Restaurants, Inc. believe this is a profitable long-term strategy.

The Company and the quick-service restaurant industry generally are significantly affected by factors such as changes in local, regional or national economic conditions, changes in consumer tastes, severe weather and consumer concerns about the nutritional quality of quick-service food. In addition, factors such as increases in food, labor and energy costs, the availability and cost of suitable restaurant sites, fluctuating insurance rates, state and local regulations and the availability of an adequate number of hourly-paid employees can also adversely affect the quick-service restaurant industry.

EMPLOYEES

As of September 28, 1996, the Company employed approximately 8,000 persons in five states and District of Columbia. Of those employees, 1,200 hold management or administrative positions and the remainder are engaged in the operation of the Company's restaurants. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 2:   PROPERTIES

As of September 28, 1996, the Company operated 228 Wendy's restaurants in the locations listed below. Of the 228 restaurants, the Company owned the land and building for 19 restaurants, owned the building and held long-term land leases for 57 restaurants, and held leases covering land and building for 152 restaurants. The Company's land and building leases are most commonly written for terms of 20 years, with one or more five year renewal options. Certain leases require the payment of additional rent equal to a percentage (usually between 2% and 7%) of annual sales in excess of specified amounts.

The Company leases approximately 30,000 square feet of office space in a building in Crofton, Maryland, which it uses as a headquarters and operations center.

The Company also leases office space in Nashville, Tennessee and St. Louis, Missouri for the local operations of MDF and Southern Hospitality, respectively.

The following lists the locations of the restaurants operated by the Company (by market) as of September 28, 1996:

                  Location              No.
Restaurants
          Mid-Atlantic Market:
          Maryland                       90
          Virginia                       37
          District of Columbia            7
                                        -----
                                        134

          Midwest Market:
          Illinois                       27
          Missouri                       29
                                        -----
                                         56

          Southern Market:
          Tennessee                      38
                                        -----
          TOTAL ALL MARKETS              228
                                       =====

ITEM 3:   LEGAL PROCEEDINGS

From time to time, the Company is a party to routine litigation incidental to its business. The Company maintains commercial, general liability, workers' compensation and directors and officers insurance policies which cover most of the actions brought against the Company.

ITEM 4:   SUBMISSION OF MATTERS TO VOTE OF
SECURITY HOLDERS

There were no matters submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year.

PART II

ITEM 5:   MARKET FOR THE REGISTRANT'S
COMMON EQUITY AND RELATED                    STOCKHOLDER MATTERS



MARKET INFORMATION

The Company's Common Stock commenced trading on the NASDAQ National Market System (ticker symbol DVCO) on
August 10, 1993, the date of the Initial Public Offering. Prior to August 10, 1993, there was no market for the Company's
Common Stock.  As of December 11, 1996 the Company's
Common Stock trades on The American Stock Exchange under the symbol "DVC".

The following table sets forth, for the periods indicated, the range of the high and low sales prices on the Nasdaq National
Market System.


Fiscal Year                     1996                   1995
                           High        Low        High      Low

                        -----------------------------------------
First Quarter            $ 13.50     $ 8.50    $  16.25  $ 12.25
Second Quarter              9.25       6.50       14.00    12.25
Third Quarter               9.75       6.50       14.00    13.00
Fourth Quarter              9.50       8.25       14.50    11.75

NUMBER OF STOCKHOLDERS

The information available as of December 16, 1996 indicates that there were 56 holders of record and approximately 1300 beneficial owners of the Company's Common Stock.

DIVIDENDS

The Company has not paid any cash dividends on its Common
Stock and does not intend to pay cash dividends on its' Common
Stock for the foreseeable future. The Company intends to retain future earnings to finance future development.

ITEM 6: SELECTED FINANCIAL INFORMATION
The following table sets forth the selected financial information of DavCo Restaurants, Inc. (The Company) and DavCo
Restaurants, Inc. (The Predecessor).  Effective February 10,
1993, the Predecessor underwent a recapitalization which was accounted for using the "push down" method of accounting.
The predecessor was then merged with DavCo Food, Inc. in August 1993 to create the Company.

                                                           Fiscal Year Ended
                                         --------------------------------------------------------
                                                                         Predecessor
                                                                         and Company
                                           Company    Company    Company   Combined  Predecessor
                                         --------------------------------------------------------
                                          Sept. 28,   Sept. 30, Sept. 24,  Sept. 25,  Sept. 26,
                                            1996        1995      1994       1993       1992
  OPERATIONS (in 000's)(1):
   Restaurant sales                     $  206,903     $ 208,671  $ 163,355    $ 152,702   $ 138,483
   Operating income                          8,071 (2)    17,290     14,558        6,525       5,653
   Income (loss) before
      extraordinary item                     2,391 (2)     8,415      7,034       (1,813)     (4,454)
   Net income (loss)                         2,391 (2)     8,415      7,034       (4,197)     (4,454)

  PER SHARE DATA:
   Earnings per common share -
      assuming full dilution            $     0.34 (2) $    1.18  $    0.98

  PRO FORMA RESULTS (3):
   Operating income                                                            $  12,498   $   5,258
   Net income (loss)                                                               5,001      (4,560)
   Earnings (loss) per common share -
      assuming full dilution                                                   $     0.69     ($0.63)

  FINANCIAL POSITION AT END OF
   FISCAL YEAR (1)  (in 000's):
   Property and equipment, net             $49,521    $41,661  $  33,521       $  12,321   $  11,308
   Leased properties, net                   37,918     43,828     44,300          42,734      39,203
   Franchise rights, net                     3,551      4,095      4,154           3,025       3,228
   Total assets                            117,558    115,700    113,428          82,400      65,587
   Long-term debt, net of current portion
      and discount                          11,699     14,778     17,928 (4)       1,734       8,195
   Capital lease obligations, net of
      current portion                       28,404     31,083     32,838          30,722      30,980
   Stockholders' equity                     45,526     44,219     35,804          28,770      (4,285)


   (1) On September 24, 1994 the company acquired Southern Hospitality Corporation for approximately $17.5 million cash (net of cash acquired) and the assumpition of certain liabilities. The acquisition was accounted for as a purchase.
   (2) Income for the fiscal year ended September 28, 1996 includes a pre-tax charge of $5.5 million related to SFAS No. 121 (Accounting for the Impairmant of Long-Lived Assets and Long-Lived Assets to be
       Disposed Of.)
   (3) Pro forma results assume that the recapitalization and subsequent intitial public offering occurred on the first day of the period presented and exclude certain one-time charges related to such.
   (4) Increase in long-term debt relates to financing obtained in conjunction with acquisition of Southern Hospitality Corporation.






ITEM 7: MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


COMPONENTS OF REVENUES AND EXPENSES

The Company's revenues consist entirely of restaurant sales.
Any additional amounts of income are minor and are included in other income, net.

Restaurant operating profit is computed by subtracting cost of restaurant sales and restaurant operating expenses from restaurant sales. Cost of restaurant sales consists of the Company's expenditures for food, supplies (primarily paper goods) and direct labor.

Restaurant operating expenses include all other direct costs, including occupancy costs, advertising expenses, expenditures for repairs and maintenance, area and regional management expenses, and workers compensation, casualty and general liability insurance costs. In addition to franchise royalty payments, the Company is also required to contribute 4.0% of its restaurant sales to an advertising fund, which consists of an amount (2.5% of sales) for the Wendy's National Advertising Program, Inc. and the remainder for local advertising.

Franchise royalties, as required by the Company's franchise agreement with Wendy's International Inc. have remained constant at 4.0% of restaurant sales throughout the periods presented. General and administrative expenses consist of corporate expenses, including executive and administrative compensation, office expenses and professional fees.

RESULTS OF OPERATIONS

The following table expresses certain items in the Company's
Consolidated Statements of Operations as a percentage of restaurant sales for each of the three most recent fiscal years.

RESULTS OF OPERATIONS


                                                   For the fiscal year ended
                                                -------------------------------
                                                 Sept. 28,  Sept. 30, Sept. 24,
Statement of Operations Data:                      1996       1995      1994

                                                  -------    --------  --------
 Restaurant sales                                  100.0%     100.0%   100.0%
 Cost of restaurant sales                           61.0       60.0     59.3
 Restaurant operating expenses                      20.5       19.8     20.1
                                                  -----------------------------
 Restaurant operating profit                        18.5       20.2     20.6

 Franchise royalties                                 4.0        4.0      4.0
 General and administrative                          3.6        3.8      4.0
 Depreciation and amortization                       4.3        4.1      3.7
 Loss on write down of impaired long-lived assets    2.7          -        -
                                                  -----------------------------
 Operating income                                    3.9%       8.3%     8.9%
                                                  =============================



FISCAL 1996 COMPARED TO FISCAL 1995

Revenues. Company restaurant sales decreased to $206.9 million in 1996 from $208.7 million in 1995, a decrease of 0.9%. This decrease in sales is primarily attributed to an additional week included in the fiscal 1995 period as a result of the Company's 52/53 week reporting basis. Approximately $3.9 million in sales is related to the additional week in fiscal 1995. Also, sales were negatively impacted by the severe inclement weather experienced during 1996 and the Federal Government shutdown. There was a 3.9% decrease in same store sales for the fiscal year 1996 compared to fiscal year 1995. Same store sales for fiscal year 1996 for the Mid-Atlantic market decreased by 3.7%, for the Midwest market decreased 4.0%, and for the Southern market decreased by 4.3%. To counteract this trend, management identified and introduced new strategies for building sales. As these initiatives were combined with the Company's other strategies, same store sales began improving during the later part of fiscal 1996. Same store sales for the fourth quarter fiscal 1996 increased 3.2% from the fourth quarter fiscal 1995.

The average sales per Company restaurant decreased to
$933,300 for the 52 weeks ended September 28, 1996 from
$984,800 for the 53 weeks ended September 30, 1995. The
weighted average number of restaurants open during the year
was 221.7 for 1996 and 211.9 for 1995. The weighted average
number of Mid-Atlantic restaurants was 128.5 for 1996 and
122.5 for 1995, and average sales per restaurant in the Mid-Atlantic region decreased to $1,073,000 from $1,131,000. The weighted average number of Midwest restaurants open was 55.3 for 1996 and 54.3 for 1995, and average restaurant sales
decreased to $615,700 from $643,800. The weighted average
number of Southern restaurants open for 1996 was 37.9
compared to 35.1 for 1995,  and average restaurant sales for
1996 were $922,700 compared to $1,001,900 for 1995.
Average guest count per Company restaurant decreased to
303,900 in 1996 from 330,300 in 1995. The overall decrease in average sales and average guest count per Company restaurant, for the 1996 period compared to 1995 period can be attributed to the additional week in the 1995 period and the above
mentioned reasons for decreased revenue.   Average guest check
increased to $3.07 for fiscal 1996 from $2.98 for fiscal 1995.
This increase is primarily the result of the $0.99 Chicken
Nuggets addition, which is a value added menu item.

Cost and Expenses. Cost of restaurant sales increased to $126.3 million in 1996 from $125.2 million in 1995. As a percent of sales, cost of restaurant sales increased to 61.0% in 1996 from 60.0% in 1995. Cost of restaurant sales as a percent of sales for the Mid-Atlantic restaurants increased to 59.1% in 1996 from 58.4% in 1995. Comparing the components of cost of restaurant sales for the Mid-Atlantic restaurants, the cost of food and supplies increased to 33.2% of sales in 1996 from 32.7% of sales in 1995. Payroll and benefits expense increased to 25.9% in 1996 from 25.7% in 1995. Cost of restaurant sales as a percent of sales in the Midwest restaurants increased to 67.6% for the 1996 period from 66.9% for the 1995 period. Comparing the components of cost of restaurant sales for the Midwest restaurants, the cost of food and supplies increased to 35.8% of sales in 1996 from 35.5% of sales in 1995. Payroll and benefits expense increased to 31.8% of sales in 1996 from 31.4% of sales in 1995. The Southern restaurants' cost of sales for fiscal 1996 were 62.5% compared to 59.5% in 1995. Comparing the components of cost of restaurant sales for the Southern restaurants, the cost of food and supplies increased to 33.3% for the 1996 period from 31.6% in the 1995 period. Payroll and benefits expenses increased to 29.3% for the 1996 period from 27.9% in the 1995 period due to the very low unemployment rate in the Southern market. The overall increase in the cost of restaurant sales can be attributed to increased labor cost, increased food cost, primarily related to product mix change, and the cost leveraging effect of lower same store sales for fiscal year 1996. Labor cost is expected to increase due to the newly enacted Federal Minimum Wage increase.

Restaurant operating expenses increased to $42.4 million in 1996 from $41.4 million in 1995. As a percent of sales, this represents a increase to 20.5% in 1996 from 19.8% in 1995. Restaurant operating expenses in the Mid-Atlantic restaurants remained consistent at 19.5% of sales in 1996 and in 1995. Restaurant operating expenses in the Midwest restaurants increased to 25.0% of sales in 1996 from 22.9% of sales in 1995. Restaurant operating expenses in the Southern restaurants increased to 19.9% of sales for 1996 from 18.3% of sales in 1995. The increase in restaurant operating expenses is related to the cost leveraging effect of the additional week in the fiscal 1995 period and the additional expenses in the 1996 period related to the severe weather, such as increased utilities, snow removal and roof repairs. The impact as a percentage of sales was less in the Mid-Atlantic restaurants due to the larger sales base.

General and administrative expenses decreased to $7.4 million in fiscal year 1996 from $7.9 million in fiscal year 1995, representing as a percent of sales, 3.6% for 1996 and 3.8% for 1995.
This decrease related to the implementation of curbs on administrative costs and the impact of reduced expenses directly related to sales and profit, such as bonuses.

Depreciation and amortization expense increased to $8.9 million in 1996 from $8.5 million in 1995, representing an increase, as a percent of sales, to 4.3% in 1996 from 4.1% in 1995.
This increase is due to lower sales in the 1996 period and having incurred additional depreciation expense on capital expenditures for new store openings and existing store improvements.

The implementation of SFAS No. 121(Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be
Disposed Of) resulted in a pre-tax charge of $5,513,000 during the 1996 period.

Non-Operating Charges. Interest expense decreased to $5.0 million in 1996 from $5.8 million in 1995. The decrease relates to a decline in interest rates, additional capitalization of interest relating to construction in progress and the reduction in the principal amount of the Company's long term debt. Interest income decreased $169,000 between periods due to a reduction in overnight investments. Other income decreased slightly between periods.

The provision for income taxes decreased to $1.8 million for fiscal 1996 from $4.5 million for fiscal 1995. The Company's effective tax rate for fiscal 1996 was 42.6% and 34.6% for fiscal 1995. The increase in the effective tax rate is due to the reevaluation of the Company's deferred tax liability during the 1995 period and the impact of changes in certain states' tax rates.

FISCAL 1995 COMPARED TO FISCAL 1994

Revenues. Company restaurant sales increased to $208.7 million in 1995 from $163.4 million in 1994, an increase of 27.7%. This increase is mainly due to the acquisition of Southern Hospitality Corporation which contributed approximately $35.2 million of total restaurant sales, and to the inclusion in 1995 of nine new restaurants opened during the year. The increase in sales can also be attributed to an additional week included in the fiscal 1995 period as a result of the Company's 52/53 week reporting basis. Same store sales decreased by 0.8% for the fiscal year 1995 compared to fiscal year 1994. Same store sales for fiscal year 1995 increased for the Southern market by 2.6% and for the Midwest market by 1.2%, and decreased for the Mid-Atlantic market by 2.2%.

The average sales per Company restaurant increased to $984,800 in 1995 from $971,600 in 1994, a 1.4% increase due to the inclusion of SHC in 1995 and improvements in Midwest average sales offset by a decrease in Mid-Atlantic sales. The weighted average number of restaurants open during the year was 211.9 for 1995 and 168.1 for 1994. The weighted average number of Mid-Atlantic restaurants was 122.5 for 1995 and
114.1 for 1994, and average sales per restaurant in the Mid-Atlantic region decreased to $1,131,000 from $1,138,000, a
0.6% decrease. The weighted average number of Midwest restaurants open was 54.3 for 1995 and 54.0 for 1994, and average restaurant sales increased to $643,800 from $620,600, a 3.7% increase. The Southern restaurants which were acquired on September 24, 1994 had 35.1 weighted average number of restaurants open for 1995 and average restaurant sales of $1,001,900. Average guest count per Company restaurant increased to 330,300 in 1995 from 324,900 in 1994. Average guest check decreased to $2.98 for fiscal 1995 from $2.99 for fiscal 1994.

Cost and Expenses. Cost of restaurant sales increased to $125.2 million in 1995 from $96.9 million in 1994. As a percent of sales, cost of restaurant sales increased to 60.0% in 1995 from 59.3%
in 1994. Cost of restaurant sales as a percent of sales for the Mid-Atlantic restaurants increased to 58.4% in 1995 from
57.7% in 1994. Comparing the components of cost of restaurant sales for the Mid-Atlantic restaurants, the cost of food and supplies decreased slightly to 32.7% of sales in 1995 from
32.8% of sales in 1994. Payroll and benefits expense increased to 25.7% of sales in 1995 from 25.0% of sales in 1994. Cost of restaurant sales as a percent of sales in the Midwest restaurants increased to 66.9% for the 1995 period from 65.4% for the 1994
period.   Comparing the components of cost of restaurant sales
for the Midwest restaurants, the cost of food and supplies increased to 35.5% of sales in 1995 from 35.2% of sales in 1994. Payroll and benefits expense increased to 31.4% of sales in 1995 from 30.2% of sales in 1994. The Southern restaurants' cost of sales for fiscal 1995 was 59.5% of revenue which consists of food and supplies of 31.6% and payroll and benefit expense of 27.9% of revenue. The overall increase in the cost of restaurant sales can be attributed to increased labor cost offset by overall favorable food costs, primarily beef and chicken, and the cost leveraging effect of slightly lower same store sales for fiscal year 1995.

Restaurant operating expenses increased to $41.4 million in 1995 from $32.8 million in 1994, primarily due to the inclusion of the Southern restaurants in 1995. As a percent of sales, this represents a decrease to 19.8% in 1995 from 20.1% in 1994. Restaurant operating expenses in the Mid-Atlantic restaurants increased to 19.5% of sales in 1995 from 19.2% of sales in 1994. Restaurant operating expenses in the Midwest restaurants decreased to 22.9% of sales in 1995 from 23.5% of sales in 1994. Restaurant operating expenses in the Southern restaurants were 18.3% of sales for the year ended September 30, 1995.
The lower restaurant operating expense as a percentage of sales in the Southern region were primarily due to lower workers' compensation and general liability expenses.

General and administrative expenses increased to $7.9 million in fiscal year 1995 from $6.5 million in fiscal year 1994, primarily due to the inclusion of the Southern restaurants in 1995. General and administrative expenses decreased as a percent of sales to 3.8% for 1995 from 4.0% for 1994. This slight decrease in percent of sales relates primarily to the leveraging effect of the additional week included in the 1995 fiscal year.

Depreciation and amortization expense increased to $8.5 million in 1995 from $6.1 million in 1994, representing an increase, as a percent of sales, to 4.1% in 1995 from 3.7% in 1994.
This increase is due to additional amortization expenses related to the goodwill and other assets which arose from the acquisition of Southern Hospitality Corporation, and additional depreciation expense incurred on capital expenditures for new store openings and existing store improvements.

Non-Operating Charges. Interest expense increased to $5.8 million in 1995 from $3.8 million in 1994. The increase is due to the additional interest expense related to the borrowing of approximately $18.3 million secured on September 24, 1994, to fund the acquisition of Southern Hospitality Corporation, and the inclusion of interest expense on capital leases for the Southern restaurants. Interest income decreased slightly between periods. Other income increased $0.9 million mainly due to the disposition of assets.

The provision for income taxes increased to $4.5 million for fiscal 1995 from $4.2 million for fiscal 1994. The Company's effective tax rate for fiscal 1995 was 34.6% and 37.6% for fiscal 1994. This decrease can be attributed to a reevaluation of the Company's deferred tax liability requirements.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its business activities primarily from cash generated from operating activities, long-term debt, "build-to-suit" leases, ground leases, and sale-leasebacks. The Company has reviewed its policy of leasing all of its new restaurants and has determined that it may be in the Company's best interest to own certain properties. Accordingly, during 1996 and 1995, the Company purchased the land and/or buildings for certain of its new restaurants.

Cash flow provided by operating activities was $16.7 million, $13.9 million and $15.3 million in 1996, 1995 and 1994, respectively. Net cash used in investing activities was $14.0 million in fiscal 1996, and $11.7 million in 1995, and $34.0 million (including $17.5 million for the purchase of Southern Hospitality) in 1994. Excluding the unusual item above, cash used in investing activities typically represents capital expenditures for the building of new restaurants. These expenditures also include franchise fees, deferred pre-opening costs and leasehold improvements on existing restaurants.

Financing activities in fiscal 1996 used net cash of $1.1 million. The $1.1 million consisted of debt and capital lease repayments offset by short-term borrowings. Financing activities in fiscal 1995 used net cash of $4.9 million, which relates to debt and capital lease repayments. Financing activities in fiscal 1994 provided net cash of 15.3 million, which primarily relates to borrowings of 18.3 million to finance the acquisition of Southern Hospitality Corporation netted against the repayment of debt and capital lease objectives.

The Company opened 14 new restaurants, ten in the Mid-Atlantic market, two in the Midwest market and two in the Southern Market and closed one restaurant in the Mid-Atlantic market, during the year ended September 28, 1996.

The Company anticipates that its future capital requirements will be primarily for the development of new restaurants and the upgrading of existing restaurants. Management signed a revolving line of credit facility for $13 million on January 5, 1996. This agreement replaced the revolving line of credit facility for $7.5 million and the real estate acquisition facility for $2.5 million. In July 1996, the Company obtained a separate short-term $5 million credit facility which may only be used to fund tax indemnification obligations to certain executives and to repurchase common stock. This credit facility will expire on January 18, 1997. Management anticipates that cash provided by operating activities, cash on hand, the revolving line of credit facility of $13 million, and the short-term $5 million credit facility will enable the Company to meet its cash requirements through fiscal year 1997, although the Company may take advantage of opportunities to finance some of its new restaurant development with more permanent debt or sale/leaseback financing, if such financing is available at attractive rates and terms.

INFLATION

Certain of the Company's operating costs are subject to inflationary pressures, of which the most significant are food and labor costs. As of September 28, 1996, approximately 85% of the Company's employees were paid wages equal to or based on the federal minimum hourly wage rate. Recent changes in the federal minimum hourly wage rate will serve to increase labor costs in fiscal year 1997 and beyond. Economic growth that would reduce unemployment or make more jobs available in higher paying industries, would directly affect the Company's labor costs.

ITEM 8:   FINANCIAL STATEMENTS

          Index to Financial Statements and Schedules

                                                                 Page

Report of Independent Public Accountants

Consolidated Statements of operations of the Company for the years ended September 28, 1996, September 30, 1995, and
September 24,1994.

Consolidated Balance Sheet as of September 28, 1996 and
September 30, 1995.

Consolidated Statements of Stockholders' Equity of the
Company for the years ended September 28, 1996, September 30, 1995, and September 24, 1994.

Consolidated Statements of Cash Flows of the Company for the years ended September 28, 1996, September 30, 1995 and September 24, 1994.

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of DavCo Restaurants, Inc.:

We have audited the accompanying consolidated balance sheets of DavCo Restaurants, Inc. (a Delaware corporation) and subsidiaries (the Company) as of September 28, 1996 and September 30, 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended September 28, 1996, September 30, 1995 and September 24, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DavCo Restaurants, Inc. and subsidiaries as of September 28, 1996 and September 30, 1995, and the results of their operations and their cash flows for the years ended September 28, 1996, September
30, 1995 and September 24, 1994, in conformity with generally accepted accounting principles.

Arthur Andersen/s/


Baltimore, Maryland
November 6 , 1996

DAVCO RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
( in 000's except per share data)

                                                            Year Ended  Year Ended  Year Ended
                                                             Sept. 28,   Sept. 30,   Sept. 24,
                                                               1996        1995        1994
                                                            ----------------------------------
Restaurant sales                                          $  206,903    $ 208,671   $ 163,355

Costs and Expenses:
   Cost of restaurant sales  (Note 7)                        126,309      125,242      96,875
   Restaurant operating expenses  (Note 7)                    42,408       41,373      32,771
   Franchise royalties  (Note 5)                               8,277        8,346       6,535
   General and administrative                                  7,407        7,881       6,524
   Depreciation and amortization  (Note 2,3)                   8,918        8,539       6,092
   Loss on write down of impaired long-lived assets (Note 4)   5,513            -           -
                                                            -----------------------------------
                                                             198,832      191,381     148,797
                                                            -----------------------------------
Operating income                                               8,071       17,290      14,558

Interest expense  (Notes 9 and 10)                            (5,048)      (5,775)     (3,784)
Interest income                                                   36          205         241
Other income , net                                             1,105        1,146         250
                                                            -----------------------------------
Income before income taxes                                     4,164       12,866      11,265

Provision for income taxes  (Note 8)                          (1,773)      (4,451)     (4,231)
                                                            -----------------------------------
Net income                                                     2,391        8,415       7,034
                                                            ===================================
Earnings per common share  (Note 2) :
   Net income per common share                               $  0.34       $ 1.18     $  0.98
                                                            ===================================
Weighted average number of shares
     outstanding - assuming full dilution                      7,052        7,157       7,204

The accompanying notes are an integral part of these consolidated statements.





DAVCO RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS

(in 000's except per share data)                          September 28,   September 30,

                                                             1996            1995
                                                  -----------------------------
Current Assets:
      Cash and cash equivalents (Note 2)                  $   1,948        $   331
      Receivables                                               652            572
      Refundable income taxes (Note 8)                            -          1,175
      Inventories  (Note 2)                                   1,421          1,307
      Prepaid expenses                                        1,034          1,593
      Deferred tax asset  (Note 8)                            1,004            786
                                                          -----------------------------
      Total Current Assets                                    6,059          5,764
                                                          -----------------------------
Property and equipment, net of accumulated depreciation
   of  $8,378 and $5,945, respectively (Notes 2 and 3)       49,521         41,661
                                                          -----------------------------
Leased properties, net of accumulated amortization of
   $8,044 and $9,362 respectively (Notes 2 and 10)           37,918         43,828
                                                          -----------------------------
Other Assets:
      Franchise rights, net(Notes 2 and 5)                    3,551          4,095
      Goodwill, net(Notes 2 and 13)                          18,730         19,639
      Deferred tax asset(Note 8)                              1,156              -
      Other                                                     623            713
                                                          -----------------------------
      Total Other Assets                                     24,060         24,447
                                                          -----------------------------
      Total Assets                                        $ 117,558    $   115,700
                                                          =============================
Current Liabilities:
      Accounts payable                                    $   5,615    $     6,397
      Accrued advertising and royalty fees(Note 5)            2,588          2,230
      Accrued salaries and wages                              2,732          2,583
      Accrued expenses                                        7,997          7,248
      Short-term borrowings (Note 9)                          6,768              -
      Current portion of long-term debt(Note 9)               3,055          3,685
      Current portion of capital lease obligations(Note 10)   3,174          3,094
                                                          ----------------------------
      Total Current Liabilities                              31,929         25,237

Long-term debt, less current portion(Note 9)                 11,699         14,778
Capital lease obligations, less current portion(Note 10)     28,404         31,083
Deferred taxes payable(Note 8)                                    -            383
                                                          ----------------------------
      Total Liabilities                                      72,032         71,481
                                                          ----------------------------
Commitments and Contingencies(Note 11)

Stockholders' Equity:
      Common stock, $.001 par value;  11,400,000 shares
         authorized and 6,587,628 issued(Note 12)                7               7
      Treasury stock, at cost,132,107 shares(Note12)        (1,084)              -
      Additional paid-in capital                            31,101          31,101
      Warrants outstanding  (Note 12)                        3,000           3,000
      Retained earnings                                     12,502          10,111
                                                          ----------------------------
      Total Stockholders' Equity                            45,526          44,219
                                                          ----------------------------
      Total  Liabilities and Stockholders' Equity        $ 117,558      $  115,700
                                                          ============================
The accompanying notes are an integral part of these consolidated statements.


DAVCO RESTAURANTS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in 000's)
                                                         Additional                          Retained      Total
                                               Common     Paid-In    Warrants     Treasury   Earnings   Stockholders'
                                                Stock     Capital   Outstanding    Stock     (Deficit)     Equity
                                            ---------------------------------------------------------------------------

BALANCE, September 25, 1993                  $      7   $  31,101   $   3,000   $      -    $  (5,338)   $  28,770

  Net income                                        -           -           -          -        7,034        7,034
                                            ---------------------------------------------------------------------------
BALANCE, September 24, 1994                         7      31,101       3,000          -        1,696       35,804

  Net Income                                        -           -           -          -        8,415        8,415
                                            ---------------------------------------------------------------------------
BALANCE, September 30, 1995                         7      31,101       3,000          -       10,111       44,219

  Purchase of Treasury Stock (132,107 shares)       -           -           -     (1,084)           -       (1,084)
  Net Income                                        -           -           -           -       2,391        2,391
                                            ---------------------------------------------------------------------------
BALANCE, September 28, 1996                  $      7   $  31,101   $   3,000   $ (1,084)   $  12,502    $  45,526
                                            ===========================================================================


    DAVCO RESTAURANTS, INC.
    CONSOLIDATED STATEMENTS OF CASH FLOWS
    (IN 000'S)
                                                                  Year Ended   Year Ended   Year Ended
                                                                   Sept. 28,    Sept. 30,    Sept. 24,
                                                                     1996         1995         1994
                                                                ----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $2,391      $8,415       $7,034
Adjustments to reconcile net income to net
    cash flows provided by operating activities:
    Loss on write down of impaired long-lived asset                   5,513           -            -
    Depreciation and amortization                                     8,918       8,539        6,092
    Net (gain) loss on disposition of assets                           (356)       (420)          52
    Deferred tax (benefit) provision                                 (1,757)     (1,204)         460
    Amortization of debt discount                                         -           36          18
    Net change in operating assets and liabilities:
      Increase in receivables                                           (80)       (240)         (58)
      Decrease (increase) in refundable income taxes                  1,175        (806)       1,176
      (Increase) decrease in inventories                               (114)        (30)           1
      Decrease (increase) in prepaid expenses                           559        (520)          68
      Increase  (decrease) in accounts payable and accrued expenses     (33)        771         (451)
      Increase in accrued advertising and royalty fees                  358          33          229
      Increase (decrease) in accrued salaries and wages                 149          (9)          19
      Increase (decrease) in income taxes payable                         -        (626)         640
                                                                ----------------------------------------
       Net Cash Flows Provided By Operating Activities               16,723      13,939       15,280
                                                                ----------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in other assets                                           (272)       (100)        (103)
    Property and equipment acquired and constructed                 (14,243)    (13,384)     (15,144)
    Proceeds from disposition of assets                                 528         500            -
    Payment for acquisition of company, net of cash acquired              -           -      (17,497)
    Purchases of restricted asset, net of sales                           -           -       (1,236)
    Proceeds from redemption of restricted asset                          -       1,236            -
                                                                ---------------------------------------
       Net Cash Flows Used In Investing Activities                  (13,987)    (11,748)     (33,980)
                                                                ----------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of capital lease obligations                          (3,094)     (2,608)      (2,143)
    Purchase of treasury stock                                       (1,084)          -            -
    Repayments of long-term obligations                              (3,709)     (2,317)        (764)
    Proceeds from long-term debt                                          -           -       18,250
    Short-term borrowings                                             6,768           -            -
                                                                ----------------------------------------
       Net Cash Flows (Used In) Provided By Financing Activities     (1,119)     (4,925)      15,343
                                                                ----------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  1,617      (2,734)      (3,357)

CASH AND CASH EQUIVALENTS, beginning of period                          331       3,065        6,422
                                                                ----------------------------------------
CASH AND CASH EQUIVALENTS, end of period                             $1,948        $331       $3,065
                                                                ========================================
Supplemental Cash Flow Information:
    Cash paid for interest                                         $  5,419    $  5,885     $  4,085
                                                                ----------------------------------------
    Cash paid for income taxes, net of refunds                     $  2,358    $  7,433     $  1,911
                                                                ----------------------------------------




NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS

1.   DESCRIPTION OF BUSINESS:

As of September 28, 1996, DavCo Restaurants, Inc., a Delaware corporation (the "Company"), operated 228 "Wendy's Old Fashioned Hamburgers" restaurants, making it the world's largest franchisee of Wendy's International, Inc. ("Wendy's"). The Company maintains exclusive franchise territories in metropolitan Baltimore and Washington, D.C., the eastern shore of Maryland and portions of northern Virginia (the "Mid-Atlantic"), where it operates 134 Wendy's restaurants. The Company also operates 56 Wendy's restaurants in metropolitan St. Louis and central Illinois (the "Midwest") and 38 Wendy's restaurants in the metropolitan Nashville, Tennessee area (the"Southern Market") (see Note 13 - Acquisition of Southern Hospitality Corporation). The Company does not maintain exclusive franchise territories in the Midwest or the Southern Market.

The Company was incorporated in December 1987, at which time certain members of management ("Management"), Citicorp Venture Capital ("CVC") and one of its affiliates sponsored a leveraged buyout pursuant to which Management acquired
100% of the Company's outstanding common equity of the Company, then consisting only of the Mid-Atlantic restaurants and CVC acquired convertible preferred stock representing 70% of the Company's common equity on a fully diluted basis.

In January 1991, the Company acquired most of the St. Louis restaurants and certain other Wendy's restaurants in central
Illinois. This acquisition, which was accounted for as a purchase, was effected through MDF, Inc. ("MDF"), a wholly-owned subsidiary of the Company.

In February 1993, the Company consummated a recapitalization (the "Recapitalization") to effectuate certain agreements executed in May 1992 (the "1992 Settlement") to settle outstanding litigation between the Company, CVC and certain affiliates of CVC. Pursuant to the Recapitalization, the Company
(I) repurchased all of its common equity from Management; (ii) made payments to Management for covenants not to compete with the Company in the amount of $6,186,000; (iii) repaid its indebtedness to a CVC affiliate, which was incurred to finance the leveraged buyout; and (iv) issued 500,000 shares of Common Stock to Management at the Initial Public Offering price of $12, which was recorded by the Company as management stock expense of $6,000,000 at the date of issuance.

As a result of the Recapitalization, CVC and its affiliates acquired substantially all of the outstanding common stock of the Company. Accordingly, the Recapitalization was accounted for using the push-down method of accounting whereby the purchase price was allocated to the assets and liabilities of the Company based on their estimated fair values at the date of the Recapitalization.

In August 1993, the Company consummated an initial public offering (the "Initial Public Offering") of 2,600,000 shares of its Common Stock, par value $.001. The net proceeds from the Initial Public Offering, which aggregated approximately $27.6 million, along with certain Company cash, were used to repay the $15,000,000 in senior debt and $10,000,000 in subordinated debt, redeem the Class A preferred stock, and repay deferred royalties.

2.   BASIS OF PRESENTATION AND SUMMARY OF
SIGNIFICANT
ACCOUNTING POLICIES:

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, MDF, Inc. and Southern Hospitality Corporation, which was acquired at the close of business on September 24, 1994 (see
Note 13). All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year
The Company maintains its accounts on a 52/53 week fiscal year ending the last Saturday of September. The fiscal years ended September 28, 1996 (fiscal 1996) and September 24, 1994 (fiscal 1994) each contained 52 weeks, while the fiscal year ended September 30, 1995 (fiscal 1995) contained 53 weeks.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Inventories
Inventories consist primarily of food and supplies and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.


Property and Equipment
Property and equipment is stated at cost. Normal repairs and maintenance costs are expensed as incurred. Depreciation is being recorded using the straight-line method over the estimated useful lives of the property and equipment, as follows:

                         Useful Lives

     Buildings                                          25    years
     Building equipment                                 10-20 years
     Furniture, fixtures and restaurant equipment       5-10  years

Leased Properties
Leased properties consist of capitalized building and leasehold improvements. Amortization is recorded using the straight-line method over the lives of the leases.

Franchise Rights
The franchise agreements with Wendy s International, Inc. require the Company to pay a fee for technical assistance to be provided over the term of the franchise agreement for each unit opened. Amortization is recorded on the straight-line method over the terms of the franchise agreements. The franchise agreements generally provide for a term of 20 years and renewal options upon expiration. Accumulated amortization as of September 28, 1996 and September 30, 1995, was approximately $1,053,000 and $758,000, respectively (see Note
5).

Goodwill
The Company has classified the cost in excess of fair value of the net assets (including tax attributes) of companies acquired in purchase transactions as goodwill. Goodwill is being amortized on a straight line method over 30 years. Accumulated amortization was approximately $2,054,000 and $1,368,000 as of September 28, 1996 and September 30, 1995, respectively.

Income Taxes
Deferred income taxes are computed using the liability method, which provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. (see Note 8)

Earnings Per Common Share
Earnings per common share is computed based on the weighted average number of common and common equivalent shares outstanding during the periods. Common stock equivalents include options and warrants to purchase common stock which are assumed to be exercised using the treasury stock method. The weighted average number of shares reflected includes treasury stock acquired pursuant to the Stock Repurchase Program through the date of acquisition (see Note 12).

Preopening Costs
Direct costs incurred in connection with opening new restaurants are deferred and amortized on a straight-line basis over a 12-month period following the opening of a new restaurant.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements and in the disclosure of contingent assets and liabilities. While actual results could differ from those estimates, management believes that actual results will not be materially different from amounts provided in the accompanying consolidated financial statements.

New Authoritative Standards Not Yet Implemented

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 - "Accounting for Stock Based
Compensation." This statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages, but does not require, all entities to adopt that method of accounting for all of their employee stock option plans. Entities electing not to make the change in accounting method must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The accounting and disclosure requirements of this statement are effective for fiscal years that began after December 15, 1995. The Company has not yet determined whether or not it will adopt the fair value based method of accounting defined in this statement.

Prior Year Reclassifications
Certain reclassifications have been made to the prior years' balances in order to conform to fiscal 1996 presentation.

3.   PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following (amounts in 000's):


                                      Sept. 28,    Sept. 30,
                                        1996         1995
                                  ---------------------------
Buildings                         $    14,708  $    10,150
Land                                   10,339        8,445
Furniture, fixtures and equipment      26,992       24,432
Construction in progress                5,860        4,579
                                   --------------------------
                                       57,899       47,606
Less:  Accumulated depreciation        (8,378)      (5,945)
                                  ---------------------------
Property and equipment, net       $     49,521 $    41,661
                                  ===========================

4.  ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS
     AND LONG-LIVED ASSETS TO BE DISPOSED OF

During the fourth quarter of fiscal 1996, the Company elected early adoption of Statement of Financial Accounting Standard
No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of "(SFAS No. 121).
SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when events or circumstances indicate that the assets may be impaired based upon the undiscounted cash flows estimated to be generated by those assets. The Company determined that due to recent operating and cash flow changes and due to the overall decline in the Quick Service Restaurant market, that indicators were present. Accordingly, the Company evaluated the ongoing value of the property and equipment (and intangibles) associated with its restaurants. Based on this evaluation, the Company determined that assets with a net book value of $89.9 million were impaired and reduced their carrying value by $5.5 million to their estimated fair value. Fair value was determined based on the most appropriate of the following - the market value of restaurants in an arms length transaction, the recoverability of rents (and other assets) through a sublease arrangement or the estimated future cash flows to be generated by the restaurants.


5.   FRANCHISE RIGHTS:

The franchise agreements for Washington, D.C., Baltimore, Maryland, and the surrounding areas contain certain requirements regarding the number of units to be opened in the future. Should the Company fail to comply with the required development schedule or with the requirements of the agreements for restaurants within areas covered by the development agreements, Wendy's International, Inc. could terminate the exclusive nature of the Company's franchise. The franchise agreements also provide Wendy's International, Inc. significant rights regarding the business and operations of the Company and impose restrictions regarding the ownership of the Company's capital stock.

The Company is also required to pay royalty and advertising fees amounting to 4% each of annual restaurant sales, as defined in the franchise agreements. The 4% advertising fee is a combination of 2.5% to Wendy's National Advertising
Program, Inc. for national advertising, with the remainder paid for local advertising.

6.   RETIREMENT PLANS:

Substantially all full-time employees of the Company are eligible to participate in a defined contribution 401(k) plan. Employees may make contributions to the plan through salary deferral. The Company makes annual contributions to the plan based on a percentage of the employee's contribution, up to certain limitations. The Company's contributions were approximately $107,000, $94,000 and $76,000 for the years ended September
28, 1996, September 30, 1995 and September 24, 1994,
respectively.

7.   COST OF RESTAURANT SALES AND
RESTAURANT OPERATING EXPENSES:

Cost of restaurant sales and restaurant operating expenses consisted of the following (amounts in 000's):


                                Year Ended     Year Ended     Year Ended
                               September 28,  September 30,  September 24,
                                   1996           1995           1994
                             ---------------------------------------------
Cost of restaurant sales -
Food and supplies            $     69,603     $    68,856   $     54,344
Labor                              56,706          56,386         42,531
                             ---------------------------------------------
                             $    126,309     $   125,242   $     96,875
                             ---------------------------------------------
Restaurant operating expenses -

Advertising                  $      8,869     $     9,448   $      7,310
Rent                                7,675           7,261          6,397
Utilities                           7,915           7,620          6,151
Maintenance and repairs             5,301           4,676          3,551
Other                              102,648          12,368          9,362
                             ---------------------------------------------
                             $     42,408     $    41,373   $     32,771
                             =============================================

8.   INCOME TAXES:

The provision (benefit) for income taxes was comprised of the following (amount in 000's):

                           Year Ended     Year Ended     Year Ended
                          September 28,  September 30,  September 24,
                             1996           1995             1994
                          -------------------------------------------
Federal:
Current                    $  2,927    $    4,621       $   3,360
Deferred                     (1,457)       (1,023)           (125)

State:
Current                         603          1,034            411
Deferred                       (300)          (181)           585
                          -------------------------------------------
Provision for income taxes $  1,773    $     4,451      $   4,231
                          ===========================================

The difference between the recorded income tax provision and the "expected" tax provision based on the statutory federal income tax rate is as follows (amounts in 000's):

                                        Year Ended     Year Ended     Year Ended
                                       September 28,  September 30,  September 24,
                                           1996           1995            1994
                                      --------------------------------------------

Computed federal tax provision (benefit)
   at statutory rate:                    $  1,416    $     4,374     $     3,830
State income taxes (net of federal income
   tax effect)                                329            563             297
Nondeductible expenses                         15              -               3
Targeted jobs tax credit                      (10)          (382)           (399)
Goodwill amortization                         238            238             160
Reevaluation of deferred tax liability
                                             (200)          (383)              -
Other, net                                    (15)            41             340
                                       -------------------------------------------
Provision for income taxes               $   1,773   $     4,451     $     4,231
                                       ===========================================

As of September 28, 1996 and September 30, 1995, the
Company had federal net operating loss carry forwards for income tax purposes of approximately $3,023,000 and $4,244,000, respectively, to offset against future taxable income. Approximately $1,200,000 of net operating loss carryforwards are utilizable per year. If not utilized, these carryforwards will expire through 2003. In addition the Company had state net operating loss carryforwards of approximately $3,500,000 as of September 28, 1996.

Total deferred tax liabilities and deferred tax assets as of September 28, 1996 and September 30, 1995, and the sources of the differences between financial accounting and tax bases of the Company's assets and liabilities which give rise to the deferred tax liabilities and deferred tax assets and the tax effects of each, are as follows (amounts in 000's):

                                        September 28,     September 30,
                                            1996              1995
                                       ---------------------------------
Deferred tax liabilities:
Property and equipment                     $  1,958         $   2,250
Leased properties                               546             1,845
Franchise rights                                628               770
Other                                           141               392
                                       ---------------------------------
 Total                                     $  3,273         $   5,257
                                       =================================
Deferred tax assets:
Accrued expenses and reserves              $  1,169         $   1,197
Covenants not to compete                      2,396             2,411
Operating loss carryforwards and credits      1,343             1,787
Capitalized development costs                   278               201
Other                                           247                64
                                       ---------------------------------
Total                                      $  5,433         $   5,660
                                       =================================

9.  LONG-TERM DEBT AND FINANCING
ARRANGEMENTS:

Long-term debt consisted of the following (amounts in 000's):
                                                                  Sept. 28,   Sept. 30,
                                                                    1996        1995
                                                              ---------------------------
Installment promissory notes, interest ranging from 1% to 2%
  over the bank's prime rate, due in monthly principal
  installments plus interest through September 1999;  secured by restaurant equipment, furniture and fixtures, leasehold
  improvements and inventory.                                    $   714       $  1,245
Installment promissory note, interest at 6%, due in quarterly installments through January 1996 and a lump-sum payment for equipment due January 1996, both secured by restaurant point
  of sale equipment.                                                   -            618
Term loan from a bank,
  (as described below)                                            14,040         16,600
                                                              ---------------------------
                                                                  14,754         18,463
Less: Current portion                                             (3,055)        (3,685)
                                                              ---------------------------
Long-term debt                                                  $ 11,699      $  14,778
                                                              ===========================

Aggregate maturities of the Company's long-term debt as of September 28, 1996 are as follows:

Maturing fiscal year:
                    1997    $ 3,055
                    1998      2,747
                    1999      8,952
                            --------
                           $ 14,754
                            ========

Financing Arrangements
In September 1994, the Company modified its existing bank credit facilities and created a new financing agreement. Under the new financing agreement, the Company borrowed
$18,250,000 (the "Term Loan") from a bank. The proceeds from the Term Loan were used to consummate the acquisition of Southern Hospitality Corporation (See Note 13). The Term
Loan is secured by the common stock of Southern Hospitality Corporation. The Term Loan provides for fixed principal payments of approximately $152,000 per month plus interest beginning in November 1994 and ending with a balloon payment in September 1999. In addition, each year the agreement requires the Company to repay against the Term Loan, a certain percentage of excess cash flow, as defined, within 120 days of its fiscal year end through 1998. Beginning with the first such additional payment, the Company's monthly principal payment drops to approximately $146,000 for 12 months. After that period of time, the monthly payment reverts back to $152,000 unless there has been an additional excess cash flow payment. During 1995, the bank adjusted the Term Loan's interest rate to either (1) a floating rate per annum equal to 0.25% in excess of the higher of the prime rate or the average rate for 90 day commercial paper or (2) a fixed rate equal to 1.25% per annum in excess of an adjusted LIBOR rate in effect for periods up to 180 days. In August 1995, the Company fixed the interest rate at 7.47% on approximately half of the Term Loan principal amount, through an interest rate swap arrangement with the bank. In January 1996, the Company fixed the interest rate at 6.75% on the remainder of the Term Loan principal amount, for the duration of the loan, through an additional interest rate swap arrangement with the bank. As of September 28, 1996, the estimated fair market value of interest rate swap arrangements was $93,000 based on a dealer quote.

During fiscal 1996, the Company established a $13,000,000
Revolving Credit Facility, which replaced the $7,500,000 revolving and $2,500,000 fixed asset facilities. The Revolving
Credit Facility increased the sub-limit for letters of credit from $5,000,000 to $7,000,000 and increased the amount available for advances under an automated principal funding mechanism.

The Company's funding needs, up to $5,000,000, may be automatically advanced into its commercial checking account.
Advances under the automated system bear interest at the aforementioned floating interest rate or a daily adjusting rate equal to 1.5% per annum in excess of the one month LIBOR rate.

The interest rate on the Revolving Line of Credit is either (1) a floating rate per annum equal to the bank's prime rate or the floating rate per annum equal to an adjusted LIBOR rate for a 30 day interest period, determined and adjusted daily, plus up to 155 basis points per annum or (2) a fixed rate equal to an adjusted LIBOR rate for the period corresponding to the term of the interest period selected, plus up to 155 basis points per annum. The weighted average balance outstanding under the Revolving Line of Credit for the year ended September 28, 1996 was $4,353,000. The weighted average interest rate under the Revolving Line of Credit for the year ended September 28, 1996 was 7.03%. The balance outstanding at September 28, 1996 was $6,768,000. The weighted average balances outstanding for the year ended September 30, 1995 were $208,000 and $0 for the working capital line and the acquisition line, respectively.

In July 1996, the Company obtained a separate short-term
$5,000,000 credit facility. This facility may only be used to fund tax indemnifications obligations and to repurchase common stock and will expire on January 18, 1997. Any borrowings would bear interest at the same rates as the Revolving Credit
Facility. There have not been any borrowings under this facility to date.

The terms of the financing arrangements contain, among other provisions, certain covenants for maintaining defined levels of tangible net worth and various financial ratios, including cash flow coverage and total liabilities to tangible net worth. As of September 28, 1996, the Company was in compliance with all applicable covenants.

10.   LEASES:

The Company leases a substantial portion of the land and buildings used in the operation of its restaurants. These leases generally provide for a noncancellable term of 20 years and provide for additional renewal terms at the Company's option. Certain leases contain provisions for percentage rentals on sales above specified minimums. Expenses incurred under these provisions aggregated approximately $579,000, $764,000 and $609,000 for the years ended September 28, 1996, September
30, 1995, and September 24, 1994, respectively.


As of September 28, 1996, future minimum lease payments related to leases were as follows:
(amounts in 000's)
                                                Capital       Operating
Fiscal Year                                      Leases         Leases
-------------                                 --------------------------

1997                                          $   6,786      $   7,398
1998                                              6,227          6,936
1999                                              5,614          6,569
2000                                              5,348          6,506
2001                                              5,103          6,361
2002 and thereafter                              24,869         47,662
                                              --------------------------
                                                 53,947        $81,432
Less:  Amount representing interest             (22,369)     ===========
                                              -----------
Present value of future minimum lease payments $ 31,578
                                              ===========

Rent expense under operating leases, including percentage rentals based on sales, was approximately $8,313,000, $7,895,000 and $6,319,000 for the years ended September 28, 1996, September 30, 1995 and September 24, 1994, respectively.

11.   COMMITMENTS AND CONTINGENCIES:

Litigation

The Company is party to several legal proceedings which are considered by management to be customary and incidental to its business. In the opinion of management, after consulting with legal counsel, the ultimate disposition of these lawsuits will not have a material adverse effect on the Company's financial position or results of operations.

Letters of Credit
At September 28, 1996, the Company was contingently liable for outstanding letters of credit relating to liability insurance and Wendy s International, Inc. current royalty requirements, aggregating approximately $4,070,000.

Other
During fiscal year 1997 and 1998, the Company will be required to pledge additional collateral in the amount of approximately
$600,000 and $1,000,000, respectively, in connection with the Company's worker compensation insurance policy.

12.   CAPITAL STOCK, WARRANTS AND OPTIONS:

Effective with the Initial Public Offering, the Company's authorized capital stock consisted of 8,200,000 shares of voting
Common Stock and 3,200,000 shares of non-voting Common
Stock. As of September 28, 1996 and September 30, 1995, there were 6,587,628 shares of voting Common Stock outstanding and no shares of non-voting Common Stock outstanding.

In connection with the Recapitalization, warrants to purchase
441,026 shares of Common Stock at $.01 each, were issued and recorded at their estimated fair value of $3,000,000 at date of issuance. These warrants expire February 10, 2003.

In fiscal 1993, the company granted stock options in conjunction with the Recapitalization to management stockholders and certain affiliates of CVC. Approximately 515,000 of these options vest over a five-year period. Of the remaining 41,000 options, approximately 37,000 vest pro rata over a three-year period and 4,000 vested upon grant.

In fiscal 1994, the Company adopted the 1994 Director Stock Option Plan and the 1994 Employee Stock Option Plan whereby certain named directors and officers received options to purchase Common Stock. The option price equals the fair market value of the Common Stock at the date of grant. The options expire ten years from the date and vest 20% per year beginning with the first anniversary of the date of grant.

During fiscal year 1996, the Company adopted the 1996
Director Stock Option Plan and the 1996 Employee Stock
Option Plan whereby certain named directors and officers received options to purchase Common Stock. The option price equals the fair market value of the Common Stock at the date of grant. The options expire ten years from date of grant and vest 20% per year beginning with the first anniversary of the date of grant.

Effective May 1,1996, the Company adopted a stock repurchase plan where up to 1,000,000 shares of the Company's common stock will be purchased over a two year period, depending on price and market conditions. As of September 28, 1996, the Company had repurchased 132,107 shares at an aggregate cost of $1,083,874.

The following table summarizes stock option activity:

                                            Number      Exercise Price
                                           of Shares      Per Share
                                      ----------------------------------
Outstanding,September 25, 1993
(235,000 Exercisable)                       555,618     $6.80 - $12.00
Activity during fiscal 1994:
Granted                                      45,000     $16.13 - $17.50
Exercised                                         -            -
Canceled                                     (5,000)        $16.13
                                      ----------------------------------
Outstanding, September 24, 1994
(247,000 Exercisable)                       595,618     $6.80 - $17.50
Activity during fiscal 1995:
Granted                                       5,000         $13.81
Exercised                                         -            -
Canceled                                     (5,000)        $16.13
                                      ----------------------------------
Outstanding, September 30, 1995
(267,000 Exercisable)                       595,618     $6.80 - $17.50
Activity during fiscal 1996:
Granted                                      48,000         $8.50
Exercised                                         -           -
Canceled                                    (10,000)    $8.50 - $16.13
                                      ----------------------------------
Outstanding, September 28, 1996
(287,000 Exercisable)                       633,618     $6.80 - $17.50
                                      ==================================

13.   ACQUISITION OF SOUTHERN HOSPITALITY CORPORATION

As of the close of business on September 24, 1994, the Company acquired Southern Hospitality Corporation for approximately $17.5 million cash (net of cash acquired) and the assumption of certain liabilities. The acquisition was accounted for as a purchase. The excess of the purchase price over the net assets acquired was allocated in accordance with "push-down" accounting to the assets and liabilities based on their estimated fair values. This allocation resulted in a $8.6 million increase to goodwill, a $435,000 increase to leased properties and a $165,000 increase to deferred tax payable. The goodwill is being amortized using the straight-line basis over 30 years.

The following unaudited pro forma summary consolidated results of operations assumes the acquisition had occurred at the beginning of each of the fiscal years presented. The pro forma results are based on historical information and do not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the combined entities (in 000's except per share data).

                                Fiscal Year Ended
                                    Sept. 24,
                                      1994
                                  (Unaudited)
                              -------------------
Restaurant sales              $     195,281
                              -------------------
Net income before
   extraordinary item         $       7,481
                              -------------------
Net income                    $       7,481
                              -------------------
Per share data:
Net income  before
   extraordinary item         $        1.04
                              -------------------
Net income                    $        1.04
                              -------------------

The significant pro forma adjustments reflected above relate to increases in interest expense had the financing been obtained at the beginning of the year and increases in amortization expense due to the creation of goodwill.

ITEM 9: CHANGE IN AND DISAGREEMENT WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS
OF THE REGISTRANT

For information with respect to Directors as required by this item, see "Information Regarding Nominees for Election of Directors" in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on January 29, 1996, which information is incorporated herein by reference.


Name                         Age         Position
-------                    -------     --------------
Ronald D. Kirstien           51        Chairman of the Board, Chief
                                       Executive Officer and President

Harvey Rothstein             53        Executive Vice President of Real
                                       Estate and Development, Director
                                       and Secretary

Joseph F. Cunnane, III       47       Senior Vice President of Operations

Richard H. Borchers          41       Senior Vice President of Human
                                      Resources

Charles C. McGuire, III      40       Vice President of Finance


Ronald D. Kirstien has served as Chairman of the Board and Chief Executive Officer of the Company since 1987 and
President of DavCo since 1983. Mr. Kirstien joined DavCo in 1979, and became Vice President of Operations. He began his career in 1961 with Gino's Restaurants, Inc. and transferred to the Rustler division of Gino's Restaurants, Inc. in 1973.

Harvey Rothstein has served as Executive Vice President of Real Estate and Development of DavCo and Secretary of the Company since 1987. Mr. Rothstein joined DavCo in 1979, and became Vice President of Real Estate and Development in 1980. From 1978 to 1979, Mr. Rothstein was the manager of franchise development for Arthur Treacher's, Inc.

Joseph C. Cunnane, III has served as Senior Vice President of Operations of DavCo since 1994. Prior to that time, he served as Vice President of Operations of DavCo from 1984 to 1994. From 1980 to 1984, he served as Regional Manager for the Company's Washington, D.C. region.

Richard H. Borchers has served as Senior Vice President of Human Resources of DavCo since 1994. Prior to that time, he served as Vice President of Human Resources of DavCo from 1991 to 1994, Director of Human Resources of DavCo from
1988 to 1991 and as Regional Manager of DavCo's Washington, D.C. northern region from 1985 to 1988.

Charles C. McGuire, III , CPA, CFP has served as Vice
President of Finance since September 1996. Prior to that time, he served as Controller since joining the Company in February 1994. Prior to joining the Company, he served as Director of Finance for Crop Genetics International from 1991 to 1994 and as Controller of E.I. Kane from 1987 to 1990. He began his career in the Baltimore office of Ernst and Young in 1980 last serving in the position of audit manager.

ITEM 11:  EXECUTIVE COMPENSATION

For information concerning this item, see the information under "Management Compensation" in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held January 29, 1997, which information is incorporated herein by reference.





ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

For information concerning this item, see the information under "Management Compensation" in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on January 29, 1997, which information is incorporated herein be reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

For information concerning this item, see the information under "Management Compensation" in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on January 29, 1997, which information is incorporated herein be reference.

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
AND REPORTS ON FORM 8-K

    a.  Documents filed as part of this Form 10-K:

     1 and 2. Financial Statements - see Index to Financial Statements and Schedules on page __.

     3.  Exhibits

          10.52 Short-Term Loan Agreement between DavCo Restaurants, Inc. and The First National Bank of Maryland

          25.3   Power of Attorney

          27.1 Article 5 of Regulation S-X Financial Data Schedule for FY 1996 Form 10-K
                 (For SEC use only)

    b.  Reports on Form 8-K:

     There were no reports on Form 8-K filed during the 3 months ended September 28, 1996.

    c.  Exhibits filed with this report are listed in Item (a) 3. above.

    d.  Financial Statement Schedules are listed in Item (a) 2. above.

                 SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          DAVCO RESTAURANTS, INC.

         By: /s/ Ronald D. Kirstien
                 -------------------
                 Ronald D. Kirstien
                 President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ronald D. Kirstien             /s/ Bryon L. Knief
----------------------             -------------------
Ronald D. Kirstien                 Bryon L. Knief
President and Director             Director
(Principal Executive Officer)

/s/ Harvey Rothstein               /s/ Gino Marchetti
--------------------               ------------------
Harvey Rothstein                   Gino Marchetti
Secretary and Director             Director

/s/ Charles C. McGuire             /s/ Barton J. Winokur
----------------------             ---------------------
Charles C. McGuire                 Barton J. Winokur
Vice President of Finance          Director

/s/ Harold O. Rosser               /s/ Charles Corpening
--------------------               ---------------------
Harold O. Rosser                   Charles Corpening
Director                           Director

/s/ James D. Farley                /s/ Edward H. Chambers
-------------------                ----------------------
James D. Farley                    Edward H. Chambers
Director                           Director

/s/ Ronald D. Kirstien
----------------------
Ronald D. Kirstien
Attorney-in-Fact