Form 10-Q
period 1996-12-28
DAVCO RESTAURANTS INC
filed 1997-02-11
CIK 906471

SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C. 20549

                     FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934
       For the Quarterly Period Ended December 28, 1996

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



      Commission File Number 000-22006

                            DavCo Restaurants, Inc.
         (Exact name of registrant as specified in its charter)

          Delaware                       52-1633813
(State or other jurisdiction            (I.R.S. Employer
 ofincorporation or organization)        Incorporation Number)

1657 Crofton Boulevard, Crofton Maryland       21114
(Address of principal executive offices)      (Zip code)

                   (410)721-3770
Registrant's telephone number, including area code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes  __X__              No ____

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 11, 1997.

Class: Common Stock, $.001 par value

Number of Shares: 6,428,821


                           DAVCO RESTAURANTS, INC.
                                   INDEX

                                                              Page
PART I.  FINANCIAL INFORMATION                               Number

  Item 1.  Financial Statements

     Consolidated Statements of Operations
       for the 13 weeks ended December 28, 1996
       and December 30, 1995                                    2

     Consolidated Balance Sheets as of
       December 28, 1996 and September 28, 1996                 3

     Consolidated Statements of Cash Flows for the
       13 weeks ended December 28, 1996 and
       and December 30, 1995                                    4

     Notes to Unaudited Consolidated Financial
       Statements                                               5

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations      7

PART II.  OTHER INFORMATION

  Items 1 through 5 have been omitted since the items are either inapplicable or the answer is negative

  Item 6.  Exhibits and Reports on Form 8-K                    11

  Signatures                                                   12


PART I.
Item 1.

DAVCO RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in 000's except per share data)

                                   For the weeks ended
                              December 28, 1996   December 30, 1995
Restaurants Sales                  $    52,029         $    48,581
                                       -------             -------
Costs and Expenses:
 Cost of restaurant sales               32,075              29,656
 Restaurant operating expenses          10,543               9,926
 Franchise royalties                     2,082               1,945
 General and administrative              1,865               1,867
 Depreciation and amortization           2,174               2,163
                                       -------             -------
                                   $    48,739         $    45,557
                                       -------             -------
Operating Income                         3,290               3,024

Interest expense                       (1,228)              (1,266)
Interest income                             9                    8
Other income, net                         253                  277
                                       -------             -------
Income before Provision for
 Income Taxes                            2,324               2,043

Provision for Income Taxes                (961)               (789)
                                       -------             -------
Net Income                         $     1,363         $     1,254
                                       =======             =======

Earnings per Common Share -
  Assuming Full Dilution (Note 2)  $      0.20         $      0.18
                                       =======             =======
Weighted Average Shares Outstanding
 - Assuming Full Dilution (Note 2)       6,947               7,132
                                       =======             =======

See notes unaudited consolidated financial statements.

DAVCO RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(in 000's except per share data)

                              December 28, 1996   September 28, 1996
                              (Unaudited)
Current Assets:
  Cash and cash equivalents   $      1,265        $     1,948
  Receivables                          885                652
  Refundable income taxes               12                 12
  Inventories                        1,436              1,421
  Prepaid expenses                   1,280              1,377
  Deferred tax asset                 1,004              1,004
                                  --------           --------
  Total Current Assets               5,882              6,414

Property and equipment, net         51,868             49,521

Leased properties, net              37,043             37,918

Other Assets:
 Franchise rights, net               3,470              3,551
 Goodwill, net                      18,557             18,730
 Deferred tax asset                  1,152              1,144
 Other                                 231                280
                                  --------           --------
Total Other Assets                  23,410             23,705

Total Assets                  $    118,203        $   117,558
                                  ========           ========
Current Liabilities:
  Accounts Payable            $      4,758        $     5,615
  Accured advertising and
    royalty fees                     1,900              2,588
  Accured salaries and wages         2,544              2,732
  Accured expenses                   8,164              7,997
  Short-term borrowings              8,254              6,768
  Current portion of
    long-term debt                   2,760              3,055
  Current portion of capital
    lease obligations                3,144              3,174
  Income taxes payable                 861                  0
                                  --------           --------
Total Current Liabilities           32,385             31,929

Long-term debt, less
  current portion                   11,549             11,699
Capital lease obligation,
  less current portion              27,616             28,404
                                  --------           --------
Total Liabilities                   71,550             72,032
                                  --------           --------
Commitments and Contingencies

Stockholders' Equity:
 Common stock, $.001 par value;
  11,400,000 shares authorized and
   6,587,628 issued                      7                  7
  Treasury stock, at cost,
   158,807 shares                   (1,320)            (1.084)
  Additional paid-in capital        31,101             31,101
  Warrants outstanding               3,000              3,000
  Retained earnings                 13,865             12,502
                                  --------           --------
Total Stockholders' Equity    $     46,653        $    45,526
Total Liabilities and             --------           --------
 Stockholderes' Equity        $    118,203        $   117,558
                                  ========           ========

See notes to unaudited consolidated financial statements.


DAVCO RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in 000's)

                                                             For the 13 weeks ended
                                                      December 28, 1996   December 30, 1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                            $    1,363          $    1,254
Adjustments to reconcile net income to net
  cash flows provided by operating activities-
  Depreciation and amortization                            2,174               2,163
  Decrease in deferred tax benefit                            (8)               (291)
  Amortization of debt discount                                -                   6
  Net change in assets and liabilities                      (787)             (2,043)
                                                        --------            --------
    Net Cash Flows Provided By Operating Activities        2,742               1,089
                                                        --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 (Decrease) Increase in other assets                          49                (251)
  Property and equipment acquired and constructed         (3,330)             (5,106)
                                                        --------            --------
  Net Cash Flows Used In Investing Activities             (3,281)             (5,357)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of capital lease obligations                   (818)               (736)
  Repayments of long-term obligations, net                  (576)               (895)
  Purchase of treasury stock                                (236)                  -
 Short-term borrowings, net                                1,486               7,547
                                                        --------            --------
   Net Cash Flows (Used In) Provided by
     Financing Activities                                   (144)              5,916
                                                        --------            --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                   (683)              1,648
                                                        --------            --------
CASH AND EQUIVALENTS, beginning of period                  1,948                 331
                                                        --------            --------
CASH AND EQUIVALENTS, end of period                   $    1,265          $    1,979
                                                        ========            ========
Supplemental Cash Flow Information:
   Cash paid for interest                             $    1,284          $    1,358
                                                        ========            ========
   Cash paid for income taxes, net of refunds         $      108          $      349
                                                        ========            ========

See notes to unaudited consolidated financial statements.

                    DAVCO RESTAURANTS, INC.
       NOTES TO UNAUDITED CONSOLIDATED  FINANCIAL STATEMENTS
                       December 28, 1996


1.  DESCRIPTION OF BUSINESS AND BASIS OF
PRESENTATION

DavCo Restaurants, Inc., a Delaware corporation (the
"Company"), operates 228 "Wendy's Old Fashioned
Hamburgers" restaurants, making it the world's largest franchisee of Wendy's International, Inc. ("Wendy's".) The
Company maintains exclusive franchise territories in metropolitan Baltimore, Washington, D.C., the eastern shore of Maryland and portions of northern Virginia (the "Mid-Atlantic"), where it operates 135 Wendy's restaurants. The
Company also operates 55 Wendy's restaurants in metropolitan
St. Louis and central Illinois (the "Midwest") through a wholly-owned subsidiary, MDF, Inc. and 38 Wendy's restaurants in metropolitan Nashville, Tennessee (the "South"). The Company does not maintain exclusive franchise territories in the Midwest or the South.

In management's opinion, the accompanying interim consolidated financial statements of the Company include all adjustments, consisting only of normal, recurring adjustments necessary for a fair presentation of the Company's financial position at December 28, 1996 and the results of its operations and its cash flows for the periods ended December 28, 1996 and December 30, 1995. These statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been omitted from these statements, as permitted under the applicable rules and regulations. Readers of these statements should refer to the consolidated financial statements and notes thereto as of September 28, 1996 and for the year then ended. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

Certain reclassifications have been made to the prior year's balances in order to conform to current year presentation.

The Company maintains its accounts on a 52/53 week fiscal year. Both the fiscal 1997 and 1996 periods contained 13 weeks.

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

Letters of Credit
As of December 28, 1996, the Company was contingently liable for outstanding letters of credit relating to liability insurance, workers' compensation collateral and Wendy's current royalty requirements, aggregating approximately $4,370,000.

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

5.  TREASURY STOCK

On May 2, 1996, the Company announced that its Board of
Directors had authorized management to repurchase up to 1,000,000 shares of its common stock on the open market and in privately negotiated transactions during the following twenty four months. As of December 28, 1996, the Company purchased 158,807 shares of its common stock for $1,319,505.
The Company is accounting for the treasury stock at cost.

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

                                                 For the 13 Weeks Ended
                                         December 28, 1996        December 30, 1995
Statements of Operations Data:
Restaurant Sales                               100.0%                   100.0%

Cost of Restaurant Sales                        61.6                     61.1
Restaurant Operating Expenses                   20.3                     20.4
                                              ------                   ------
Restaurant Operating Profit                     18.1                     18.5

Franchise Royalties                              4.0                      4.0
General and Administrative                       3.6                      3.8
Depreciation and Amortization                    4.2                      4.5
                                              ------                   ------
Operating Income                                 6.3%                     6.2%
                                              ======                   ======

Thirteen Weeks Ended December 28, 1996 Compared to
Thirteen Weeks Ended December 30, 1995

Revenues. Company restaurant sales increased to $52.0 million for the 13 weeks ended December 28, 1996 from $48.6 million for the 13 weeks ended December 30, 1995, a increase of 7.1%. The increase in sales is attributed to new stores opened since December 30, 1995 and an increase in same store sales overall. Same store sales overall increased 0.9% from the same period in fiscal year 1996. Same store sales for the Southern market increased by 8.0%, for the Mid-West market decreased by 2.6%, and for the Mid-Atlantic market increased by 0.1%. The overall improvement in sales is attributable to improved operations, an expanded menu and continued guest satisfaction.


The weighted average number of restaurants open was 227.6 for the fiscal 1997 period and 216.5 for the fiscal 1996 period. Average sales per Company restaurant increased to $228,600 for the 13 weeks ended December 28, 1996 from $224,400 for the 13 weeks ended December 30, 1995, a 1.9% increase. The weighted average number of Mid-Atlantic restaurants open was
133.9 for the fiscal 1997 period and 124.6 for the fiscal 1996 period, and average sales per restaurant increased to $259,900 from $257,100, a 1.1% increase. The weighted average number of Midwest restaurants open for the fiscal 1997 period was 55.7 and 54.3 for the fiscal 1996 period, and average sales per restaurant decreased 1.3%, to $148,200 from $150,200. The weighted average number of restaurants operating in the South was 38 for the fiscal 1997 period and 37.6 for the fiscal 1996 period, and average sales per restaurant increased to $236,100 from $223,000, a 5.9% increase.

Average guest count per Company restaurant decreased to 71,400 for the 13 weeks ended December 28, 1996 from 75,500 for the 13 weeks ended December 30, 1995, a decrease of 5.4%. Average guest check increased to $3.20 from $2.95 for the related periods. This increase is primarily the result of the $0.99 Chicken Nuggets addition, which is a value added menu item.

Costs and Expenses. Cost of restaurant sales increased to $32.1 million or 61.6% of sales for the 13 weeks ended December 28, 1996 from $29.7 million or 61.1% of sales for the 13 weeks ended December 30, 1995. Cost of restaurant sales as a percent of sales in the Mid-Atlantic restaurants increased to 59.8% in the fiscal 1997 period from 59.2% in the fiscal 1996 period. Comparing the components of cost of restaurant sales for the Mid-Atlantic restaurants, the cost of food and supplies increased to 33.2% of sales in the fiscal 1997 period from 32.5% of sales in the fiscal 1996 period. Payroll and benefits expense decreased slightly to 26.6% of sales in the fiscal 1997 period from 26.7% of sales in the fiscal 1996 period. Cost of restaurant sales as a percent of sales in the Midwest restaurants increased to 67.8% in the fiscal 1997 period from 67.2% in the fiscal 1996 period. Comparing the components of cost of restaurant sales for the Midwest restaurants, the cost of food and supplies increased to 35.6% of sales in the fiscal 1997 period from 35.3% of sales in the fiscal 1996 period. As a percent of sales, payroll and benefits expense increased to 32.3% of sales in the fiscal 1997 period from 31.9% of sales in the fiscal 1996 period. For the restaurants operating in the South, cost of restaurant sales was 63.0% of sales for the 13 weeks ended December 28, 1996, and 62.0% of sales for the 13 weeks ended December 30, 1995. Comparing the components of cost of restaurant sales for the South restaurants, the cost of food and supplies increased as a percentage of sales to 33.9% in the fiscal 1997 period from 32.4% in the fiscal 1996 period. As a percent of sales, payroll and benefits expense decreased to 29.1% of sales in the fiscal 1997 period from 29.7% of sales in the fiscal 1996 period. The company wide increase in food and supplies cost is related to a change in the product mix such as the Spicy Chicken sandwich and the Crispy Chicken Nuggets that produced slightly lower margins. The consolidated slight decrease in labor cost as a percentage of sales is related to the Mid-Atlantic and Southern market operating more efficiently and the leveraging effect of increased sales. These factors more than offset the negative impact of the increase in the Federal Minimum wage.

Restaurant operating expenses increased to $10.5 million for the 13 weeks ended December 28, 1996 from $9.9 million for the 13 weeks ended December 30, 1995. Restaurant operating expenses as a percent of sales were 20.3% and 20.4% for the fiscal 1997 and fiscal 1996 periods, respectively. Restaurant operating expenses in the Mid-Atlantic restaurants remained constant at 19.9% of sales in the fiscal 1997 period and the fiscal 1996 period. Restaurant operating expenses in the Midwest restaurants increased to 23.8% of sales in the fiscal 1997 period from 22.6% of sales in the fiscal 1996 period. As a percent of sales, restaurant operating expenses for the restaurants operating in the South decreased to 18.5% for the 13 weeks ended December 28, 1996 from 20.4% for the 13 weeks ended December 30, 1995.

General and administrative expenses decreased as a percentage of sales to 3.6% for the 13 weeks ended December 28, 1996 from 3.8% of sales for the 13 weeks ended December 30, 1995, remaining constant at $1.9 million for both periods. The decrease as a percentage of sales is related to the leveraging effect of higher sales.

Depreciation and amortization expense decreased as a percentage of sales from 4.5% for the fiscal 1996 period to 4.2% for the 1997 fiscal period. The decrease as a percentage of sales directly related to the leveraging effect of higher sales. Depreciation and amortization remained consistent at $2.2 million for both periods. The additional depreciation and amortization related to new assets acquired since December 30, 1995 was offset by the reduction in depreciation and amortization due to asset write offs in the fourth quarter of fiscal year 1996 of approximately $5.5 million resulting from the implementation of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of ".

Non-Operating Charges. Interest expense decreased slightly to $1,228,000 for the 13 weeks ended December 28, 1996 from $1,266,000 for the 13 weeks ended December 30, 1995.
Interest income increased from $8,000 in the fiscal 1996 period to $9,000 in the fiscal 1997 period. The provision for income taxes increased to $961,000 for the 13 weeks ended December
28, 1996 from $789,000 for the 13 weeks ended December 30, 1995. The Company's effective tax rate for the fiscal 1997 period was 41.4%, versus 38.6% for the fiscal 1996 period.
The increase is the effective tax rate is due to the impact of changes in certain states' tax rates.

Liquidity and Capital Resources
The Company has historically financed its business activities primarily from cash generated from operations and from long-term debt and sale/leasebacks. The Company has reviewed its policy of leasing all of its new restaurants and has determined that it may be in the Company's best interest to own certain properties. Accordingly, during the 13 weeks ended December
28, 1996, the Company purchased the land and/or buildings for certain of its new restaurants. The Company plans to continue this policy during the remainder of fiscal year 1997.

Cash flow provided by operating activities was $2.7 million for the 13 weeks ended December 28, 1996. Net cash used in investing activities was $3.3 million for fiscal 1997 period, which primarily consisted of capital expenditures and related land acquisitions for new Company restaurants opened during the period, and for additional restaurants under construction. Financing activities during the 13 weeks ended December 28, 1996 used net cash of $144,000, which reflected short-term borrowings offset by capital lease and debt repayments. The net change in cash and cash equivalents during the 13 weeks ended December 28, 1996 was a decrease of $683,000.

The Company anticipates that its future capital requirements will be primarily for the development of new restaurants, upgrading of existing restaurants and possible acquisitions. Management signed a revolving line of credit facility for $13 million on January 5, 1996. This agreement replaced the revolving line of credit facility for $7.5 million and the real estate acquisition facility for $2.5 million. Management anticipates that cash provided by operating activities, cash on hand, the revolving line of credit facility for $13 million and additional lines of credit will enable the Company to meet its cash requirements through the remainder of fiscal 1997, although the Company may take advantage of opportunities to finance some of its new restaurant development with more permanent debt or sale/leaseback financing, if such financing is available at attractive rates and terms.

PART II.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     Exhibit No.         Description

     27.1           Article 5 of Regulation S-X Financial Data
                    Schedule for first quarter Form 10-Q
                    (for SEC use only)

(b) Reports on Form 8-K:

     There was no Form 8-K filed during the first quarter ended December 28, 1996.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange
Act or 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               DAVCO RESTAURANTS, INC.




February 11, 1997             /S/ RONALD D KIRSTIEN
                              Ronald D. Kirstien
                              President and Director



February 11, 1997             /S/ CHARLES C. MCGUIRE, III
                              Charles C. McGuire, III
                              Vice President of Finance