Form 10-Q
period 1997-03-29
DAVCO RESTAURANTS INC
filed 1997-05-09
CIK 906471

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 29, 1997

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

               Yes    X              No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 8, 1997.

Class: Common Stock, $.001 par value         Number of Shares: 6,428,821






                        DAVCO RESTAURANTS, INC.
                                INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Statements of Operations for the 13 weeks and 26 weeks ended March 29, 1997 and March 30, 1996.

     Consolidated Balance Sheets as of
       March 29, 1997 and September 28, 1996



     Consolidated Statements of Cash Flows for the 26
        weeks ended March 29, 1997 and March 30, 1996

     Notes to Unaudited Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

  Items 1 through 3 have been omitted since the items are either inapplicable or the answer is negative

  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5 has been omitted since the item is inapplicable.

  Signatures

PART I.
ITEM 1.

DAVCO RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in 000's except per share data)

                                          For the 13              For the 26
                                         weeks ended             weeks ended

                                    March 29,     March 30,   March 29,  March 30,
                                      1997          1996        1997       1996

Restaurants Sales                   $ 50,450  $     45,629   $  102,479  $ 94,210
                                      ------        ------      -------    ------

Costs and Expenses:
Cost of restaurants sales             31,436        28,961       63,509    58,617
Restaurant operating expenses         10,772        10,095       21,316    20,020
Franchise royalties                    2,022         1,825        4,105     3,769
General and administrative             2,148         1,893        4,013     3,759
Depreciation and amortization          2,175         2,166        4,349     4,329
                                      ------        ------       ------    ------
                                      48,553        44,940       97,292    90,494
                                      ------        ------       ------    ------

Operating Income                       1,897           689        5,187     3,716

Interest Expense                     (1,285)        (1,301)      (2,514)   (2,567)
Interest Income                            7             6           16        13
Other income, net                        223           168          476       444
                                     -------       -------       -------   -------

Income (Loss) before Provision for
   Income Taxes                          842          (438)       3,165     1,606

(Provision) Benefit for Income Taxes    (419)          102       (1,379)     (688)
                                     -------       -------      -------     ------

Net Income (Loss)                   $    423      $   (336)   $   1,786  $    918
                                     =======       ========      =======     ======

Earnings (Loss) per Common Share
  - Assuming Full Dilution (Note 2) $   0.06      $  (0.05)   $    0.26  $    0.13
                                     =======       =======      =======     ======

Weighted Average Shares Outstanding
  - Assuming Full Dilution (Note 2)    6,944         7,067        6,941     7,106
                                     =======       =======      =======     ======

See notes to unaudited consolidated financial statements.

DAVCO RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(in 000's except share data)

                                                       March 29,      September 28,
                                                          1997            1996
                                                      (unaudited)

CURRENT ASSETS:
Cash and cash equivalents                               $1,388           $1,948
Receivables                                                431              652
Refundable income taxes                                     12               12
Inventories                                              1,408            1,421
Prepaid expenses                                         1,061            1,377
Deferred tax asset                                       1,004            1,004
                                                      --------         --------

Total Current Assets                                     5,304            6,414

PROPERTY AND EQUIPMENT, net                             53,758           49,521

LEASED PROPERTIES, net                                  36,126           37,918

OTHER ASSETS:
Franchise rights, net                                    3,396            3,551
Goodwill, net                                           18,384           18,730
Deferred tax asset                                       1,154            1,144
Other                                                      218              280
                                                      --------         --------

Total Other Assets                                      23,152           23,705

Total Assets                                          $118,340         $117,558
                                                      ========         ========

CURRENT LIABILITIES:
Accounts payable                                         5,070            5,615
Accrued advertising and royalty fees                     1,928            2,588
Accrued salaries and wages                               2,443            2,732
Accrued expenses                                         7,835            7,997
Short-term borrowings                                   10,413            6,768
Current portion of long-term debt                        2,089            3,055
Current portion of capital lease obligations             3,098            3,174
Income taxes payable                                       493              -
                                                      --------         --------

Total Current Liabilities                               33,369           31,929

Long-term debt, less current portion                    11,042           11,699
Capital lease obligations, less current portion         26,853           28,404
                                                      --------         --------

Total Liabilities                                       71,264           72,032
                                                      --------         --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock $.001 par value; 11,400,000 shares
  authorized and 6,587,628 shares issued                     7                7
Treasury Stock, at cost, 158,807 shares                 (1,320)          (1,084)
Additional paid in-capital                              31,101           31,101
Warrants outstanding                                     3,000            3,000
Retained earnings                                       14,288           12,502
                                                      --------         --------

Total Stockholders' Equity                              47,076           45,526
                                                      --------         --------

Total Liabilities and Stockholders' Equity            $118,340         $117,558
                                                      ========         ========

See notes to unaudited consolidated financial statements.


DAVCO RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(in 000's)

                                                          For the 26 weeks ended

                                                     March 29, 1997    March 30, 1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                           $       1,786     $         918
Adjustments to reconcile net income to net
  cash flows provided by operating activities-
  Depreciation and amortization                              4,349             4,329
  Deferred tax benefit                                         (10)             (424)
  Net change in assets and liabilities                        (661)             (702)
                                                         ----------       -----------

   Net Cash Flows Provided By Operating Activities           5,464             4,121
                                                         ---------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in other assets                                     (13)             (406)
  Property and equipment acquired and constructed           (6,170)           (9,023)
                                                         ---------       -----------
    Net Cash Flows Used In Investing Activities             (6,183)           (9,429)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of capital lease obligations                   (1,627)           (1,494)
  Repayments of long-term debt, net                         (1,623)           (2,395)
  Purchase of treasury stock                                  (236)             -
  Short-term borrowings, net                                 3,645            10,906
                                                         ---------       -----------
     Net Cash Flows Provided by Financing Activities           159             7,017
                                                         ---------       -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS          (560)            1,709

CASH AND CASH EQUIVALENTS, beginning of period               1,948               331
                                                         ---------        ----------
CASH AND CASH EQUIVALENTS, end of period                     1,388             2,040
                                                         =========        ===========
Supplemental Cash Flow Information:
  Cash paid for interest                             $       2,514             2,750
                                                         =========        ===========
  Cash paid for income taxes, net of refunds                   876               158
                                                         =========        ===========

See notes to unaudited consolidated financial statements.

                      DAVCO RESTAURANTS, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 29, 1997


1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

DavCo Restaurants, Inc., a Delaware corporation (the "Company"), operates 229 "Wendy's Old Fashioned Hamburgers" restaurants, making it the world's largest franchisee of Wendy's International, Inc. ("Wendy's".) The Company maintains exclusive franchise territories in metropolitan Baltimore, Washington, D.C., the eastern shore of Maryland and portions of northern Virginia (the "Mid-Atlantic"), where it operates 136 Wendy's restaurants. The Company also operates 55 Wendy's restaurants in metropolitan St. Louis and central Illinois (the "Midwest") through a wholly-owned subsidiary, MDF, Inc. and 38 Wendy's restaurants in metropolitan Nashville, Tennessee (the "South"). The Company does not maintain exclusive franchise territories in the Midwest or the South.

In management's opinion, the accompanying interim consolidated financial statements of the Company include all adjustments, consisting only of normal, recurring adjustments necessary for a fair presentation of the Company's financial position at March 29, 1997 and the results of its operations and its cash flows for the periods ended March 29, 1997 and March 30, 1996. These statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been omitted from these statements, as permitted under the applicable rules and regulations. Readers of these statements should refer to the consolidated financial statements and notes thereto as of September 28, 1996 and for the year then ended. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

Certain reclassifications have been made to the prior year's balances in order to conform to current year presentation.

The Company maintains its accounts on a 52/53 week fiscal year.
Both the fiscal 1997 and 1996 periods contained 13 weeks and 26 weeks.

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

In March 1997, the Financial Accounting Standard Board released
SFAS 128 "Earnings per Share".  The new statement is effective
December 15, 1997 and early adoption is not pemitted. When adopted, SFAS 128 will require the restatement of prior periods and disclosure of basic and diluted earnings per share and related computations.
At the present time, management believes tahat the adoption of SFAS 128 will not materially affect the Company's consolidated financial statments.

3.  COMMITMENTS AND CONTINGENCIES

Litigation
The Company is party to a number of legal proceedings which are considered by management to be customary and incidental to its business. In the opinion of management, after consulting with legal counsel, the ultimate disposition of these lawsuits will not have a material adverse effect on the Company's financial position or results of operations.


Letters of Credit
As of March 29, 1997, the Company was contingently liable for outstanding letters of credit relating to liability insurance, workers' compensation collateral and Wendy's current royalty requirements, aggregating approximately $4,670,000.

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

5.  TREASURY STOCK

On May 2, 1996, the Company announced that its Board of Directors had authorized management to repurchase up to 1,000,000 shares of its common stock on the open market and in privately negotiated transactions during the following twenty four months. As of March 29, 1997, the Company had purchased 158,807 shares of its common stock for $1,319,505. The Company is accounting for the treasury stock at cost.

PART I.
Item 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF
                              OPERATIONS

Components of Revenues and Expenses

The Company's revenues consist of restaurant sales. Any additional amounts of income are minor and are included in Other Income, Net. Restaurant operating profit is computed by subtracting cost of restaurant sales and restaurant operating expenses from restaurant sales. Cost of restaurant sales consists of the Company's expenditures for food, supplies (primarily paper goods) and direct labor.
Restaurant operating expenses include all other direct costs, including occupancy costs, advertising expense, expenditures for repairs and maintenance, area and regional management expenses, and workers' compensation, casualty and general liability insurance costs. In addition to franchise royalty payments, the Company is also required to contribute 4.0% of its restaurant sales to advertising, which consists of an amount (2.5% of sales) for the Wendy's National Advertising Program, Inc. and the remainder for local advertising.

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

                                          For the 13 Weeks Ended         For the 26 Weeks Ended
                                         March 29,      March 30,       March 29,    March 30,
                                           1997           1996            1997         1996
Statements of Operations Data:
Restaurant Sales                          100.0%         100.0%          100.0%        100.0%

Cost of Restaurant Sales                   62.3           63.5            62.0          62.2
Restaurant Operating Expenses              21.4           22.1            20.8          21.3
                                         ------          -----           -----         -----
Restaurant Operating Profit                16.3           14.4            17.2          16.5

Franchise Royalties                         4.0            4.0             4.0           4.0
General and Administrative                  4.2            4.2             3.9           4.0
Depreciation and Amortization               4.3            4.7             4.2           4.6
                                         ------          -----           -----         -----
Operating Income                            3.8%           1.5%            5.1%          3.9%
                                         =======         ======          ======        ======

Revenues. Company restaurant sales increased 10.1% for the 13 weeks ended March 29, 1997 compared to the 13 weeks ended March 30, 1996. Company restaurant sales increased 8.8% for the 26 weeks ended March 29, 1997 compared to the 26 weeks ended March 30, 1996. The overall increase is sales is related to sales growth in the company's Mid-Atlantic and Southern divisions. These increases more than offset the decrease in sales in the company's Mid-West division. Same store sales for the 13 weeks ended March 29, 1997 compared to the 13 weeks ended March 30, 1996 for the Mid-Atlantic division were a positive 6.0%, for the Southern division a positive 10.3%, and for the Mid-West division a negative 6.6%. Consolidated same store sales increased 4.6% for the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996. Same store sales for the 26 weeks ended March 29, 1997 compared to the respective period in fiscal year 1996 for the Mid-Atlantic division increased 3.0%, for the Southern division increased 9.4% and for the Mid-West division decreased 4.9%. Consolidated same store sales for the 26 weeks ended
March 29, 1997 increased 2.7% over the 26 weeks ended March 30, 1996. The positive change in same store sales for the Mid-Atlantic and Southern divisions is related to the company's renewed focus on the Super Value menu and the increased selection of permanent menu items such as the Spicy Chicken sandwich and Crispy Chicken Nuggets since the prior year's periods. Same store sales were also positively impacted for comparison purposes by the lower sales reported for the fiscal 1996 periods due to the harsh winter. The decrease in same store sales for the Mid-West division can be attributed to increased competition and harsh winter weather. Company wide sales were positively impacted by the 9 new stores opened since March 30, 1996. The company is constantly working on improving sales by improving operations, continuing to satisfy guests and new product innovations such as the new
"Fresh Stuff PITA" sandwiches. The Company anticipates positive results from the roll-out of the "Fresh Stuffed PITA" sandwiches which should stimulate sales.

The weighted average number of restaurants open for the 13 weeks ended
March 29, 1997 was 227.7 compared to 219.1 for the relative period in fiscal year 1996. The weighted average number of restaurants open for the 26 weeks ended March 29, 1997 was also 227.7 compared to 217.8 for the relative period in fiscal year 1996. The reason for the increase over fiscal year 1996 is primarily related to the increase in the number of units in the Mid-Atlantic division. Average sales per company restaurant for the Mid-Atlantic division increased 7.5% to $254,600 for the second quarter and increased 4.2% to $514,300 for the 26 weeks ended March 29, 1997. Average sales per company restaurant declined by 5.6% to $134,100 for the second quarter and declined 3.4% to $282,500 for the 26 weeks ended March 29, 1997 in the Mid-West division. The Southern division realized increases in average sales per restaurant of 10.2% to $231,100 for the second quarter and 8.0% to $467,200 for the 26 weeks end March 29, 1997. These changes in average sales per company restaurant are directly related to the above mentioned reasons for changes in sales and same store sales.

Average guest count per company restaurant was 66,500 and 137,900 for the second quarter and 26 weeks ended March 29, 1997, respectively. Average guest check was $3.33 for the second quarter and $3.26 for the 26 weeks ended March 29, 1997. These figures are not comparable to the respective periods in 1996 due to changes in the product mix such as the addition of the $.99 Chicken Nuggets, which is a value added menu item and an increase during the second quarter of strategically selected menu items.

Costs and Expenses. Cost of restaurant sales declined as a percentage of sales for 13 weeks and 26 weeks ended March 29, 1997 when compared to the respective fiscal 1996 periods. Cost of restaurant sales for the second quarter of fiscal 1997 was 62.3% of sales compared to 63.5% of sales for the second quarter of fiscal 1996. Cost of restaurant sales for the 26 week period in fiscal 1997 was 62.0% of sales compared to 62.2% of sales for the 1996 period. Cost of restaurant sales is comprised of food and supplies and payroll and benefits expense. Cost of food and supplies actually increased as a percentage of sales for the 26 weeks in fiscal 1997 when compared to the fiscal 1996 period. This slight increase, .2% of sales, was due to change in product mix such as the Spicy Chicken sandwich and the Chicken Nuggets which produced slightly lower margins (higher food cost). Realizing this increase in food and supplies during the first quarter of fiscal 1997 management worked to reduce spoilage, obtain more favorable food cost, and strategically increase certain menu prices. This resulted in food and supplies decreasing as a percentage of sales during the 13 weeks ended March 29, 1997 to 33.4% from 33.8% for the fiscal 1996 period. The decline of cost of restaurants sales as a percentage of sales was primarily due to a reduction of payroll and benefit cost as a percentage of sales. Payroll and benefits cost percentage improved due to the leveraging effect of increased sales (Note: there is a certain level of this expense which is not dependent on sales, such as a manager's salary) in the Mid-Atlantic and Southern divisions and operating more efficiently. The Mid-Atlantic and Southern division's improvement offset the negative impact of both the increase of payroll and benefits in the Mid-West division as a percentage of sales and the increase in the Federal Minimum wage.

Restaurant operating expenses decreased as a percentage of sales for both the 13 weeks and 26 weeks ended March 29, 1997 when compared to the respective periods in fiscal year 1996. Restaurant operating expenses dropped from 22.1% of sales for the second quarter of fiscal 1996 to 21.4% of sales for the second quarter of fiscal 1997 and from 21.3% of sales to 20.8% of sales for the respective 26 weeks periods in fiscal 1996 and 1997. The Mid-Atlantic and Southern division's restaurant operating expenses decrease as a percent of revenue more than offset the Mid-West division increase. The Mid-West division increase as a percent of sales was caused by the leveraging effect of lower sales. Both the Mid-Atlantic and the Southern division's decrease in restaurant operating expenses as a percentage of sales was due to the saving of certain expenses related to the severe weather experienced in the 1996 periods, such as increased utilities and snow removal. The leveraging effect of higher sales was also a factor.

Franchise royalties remained constant at 4% of sales and is expected to remain 4% of sales. General and Administrative cost increased $255,000 and $254,000 during the 13 weeks and 26 weeks ended March 29, 1997 respectively when compared to the respective period in fiscal 1996. This increase was attributable to incentive type expenses, such as bonuses, incurred due to the improved Company's performance when compared to fiscal 1996.

Depreciation and amortization expense remained relatively constant in terms of dollars for bothperiods presented. Depreciation and Amortization dropped as a percentage of sales due to the leveraging effects of higher sales. The additional depreciation and amortization related to new assets acquired since March 30, 1996 was offset by the reduction related to asset write offs in the fourth quarter of fiscal year 1996 of approximately $5.5 million resulting from the implementation of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of".

Non-Operating Charges. Interest expense and interest income remained relatively constant for all periods presented.Other income increased slightly for the 13 weeks and 26 weeks ended March 29, 1997 when compared to the respective fiscal 1996 periods. The Company's effective tax rate for fiscal 1997 has increased due to the Illinois unitary tax, and other non-deductible expenses.

Liquidity and Capital Resources

The Company has historically financed its business activities primarily from cash generated from operations and from long-term debt and sale/leasebacks.
The Company has reviewed its policy of leasing all of its new restaurants and has determined that it may be in the Company's best interest to own certain properties. Accordingly, during the 26 weeks ended March 29, 1997, the Company purchased the land and/or buildings for certain of its new restaurants. The Company plans to continue this policy during the remainder of fiscal year 1997.

Cash flow provided by operating activities was $5.5 million for the 26 weeks ended March 29, 1997. Net cash used in investing activities was $6.2 million for the fiscal 1997 period, which consisted primarily of capital expenditures and related land acquisitions for new Company restaurants opened during the period, and for additional restaurants under construction. Financing activities during the 26 weeks ended March 29, 1997 provided net cash of $159,000, which reflected short-term borrowings offset by capital lease and debt repayments. The net change in cash and cash equivalents during the 26 weeks ended March 29, 1997 was a decrease of $560,000.

The Company anticipates that its future capital requirements will be primarily for the development of new restaurants, upgrading of existing restaurants and possible acquisitions. Management signed a revolving line of credit facility for $13 million on January 5, 1996. This agreement replaced the revolving line of credit facility for $7.5 million and the real estate acquisition facility for $2.5 million. On February 20, 1997 the Company signed an amendment to the $5 million credit facility, originally signed in July 1997 only to be used to fund tax indemnification obligations to certain executives and to repurchase common stock, to also allow use for other working capital purposes. Management anticipates that cash provided by operating activities, cash on hand, the revolving line of credit facilities of $13 million and $5 million will enable the Company to meet its cash requirements through the remainder of fiscal 1997, although the Company may take advantage of opportunities to finance some of its new restaurant development with more permanent debt or sale/leaseback financing, if such financing is available at attractive rates and terms.

PART II.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of securities holder at the Annual Meeting of Shareholders held on January 29, 1997.

1. The election of the following nine directors to serve until the next Annual Meeting of Shareholders:

          Ronald D. Kirstien, Harvey Rothstein, Gino Marchetti, James D. Farley, Harold O. Rosser, Bryon L. Knief, Barton J. Winokur, Edward H. Chambers, and Charles Corpening.

          2.  The approval of 1997 Director Stock Option Plan;

3.  The approval of 1997 Employee Stock Option Plan;

4. The election of Arthur Andersen, LLP, as the Company's auditor for ensuing year.

The following are the voting tabulations for each matter submitted to a vote:

                                                                            Total
                       Votes Cast  Votes Cast  Votes                        Eligible
Description of Matter  For         Against     Withheld  Abstain  Nonvotes  Votes
Election of Directors:

Ronald D. Kirstien     5,689,149               111,060            628,612   6,428,821

Harvey Rothstein       5,689,749               110,460            628,612   6,428,821

Gino Marchetti         5,688,149               112,060            628,612   6,428,821

James D. Farley        5,634,579               165,630            628,612   6,428,821

Harold O. Rosser       5,606,516               193,693            628,612   6,428,821

Byron L. Knief         5,689,849               110,360            628,612   6,428,821

Barton J. Winokur      5,606,516               193,693            628,612   6,428,821

Edward H. Chambers     5,688,849               111,360            628,612   6,428,821

Charles Corpening      5,634,979               165,230            628,612   6,428,821

Approval of 1997
Director Stock Option
Plan                   5,679,230   27,080      90,000    3,899    628,612   6,428,821

Approval of 1997
Employee Stock
Option Plan            5,774,354   21,455                4,400    628,612   6,428,821

Election of Arthur
Andersen LLP           5,796,609   1,900                 1,700    628,612   6,428,821

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     Exhibit No.                   Description

     10.53 Amendment to the $5 million Short-Term Loan Agreement Between DavCo Restaurants, Inc. and First National Bank of Maryland

     27.1           Article 5 of Regulation S-X Financial Data
                    Schedule for first quarter Form 10-Q (for SEC use only)

(b) Reports on Form 8-K:

     There was no Form 8-K filed during the second quarter ended March 29, 1997.


                           SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act or 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DAVCO RESTAURANTS, INC.




May 9, 1997                   /S/ RONALD D. KIRSTIEN
                              ----------------------
                              Ronald D. Kirstien
                              President and Director



May 9, 1997                   /S/ CHARLES C. MCGUIRE, III
                              ---------------------------
                              Charles C. McGuire, III
                              Vice President of Finance