Form 10-Q
period 1997-06-28
DAVCO RESTAURANTS INC
filed 1997-08-07
CIK 906471

SECURITIES AND EXCHANGE
                  COMMISSION
              Washington, D.C. 20549

                     FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or
15(d) of the Securities Exchange
Act of 1934 For the Quarterly Period
Ended June 28, 1997

[  ] Transition report pursuant to Section 13 or
15(d) of the Securities
Exchange Act of 1934


      Commission File Number 000-22006

      DavCo Restaurants, Inc.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

 52-1633813
(I.R.S. Employer Incorporation
 Identification Number)

1657 Crofton Boulevard, Crofton Maryland
(Address of principal executive offices)

21114
(Zip code)

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

               Yes    X              No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 7, 1997.

Class: Common Stock, $.001 par value         Number of Shares: 6,428,821


                                DAVCO RESTAURANTS, INC.
                                       INDEX

                                                              Page
PART I.  FINANCIAL INFORMATION                              Number

Item 1.  Financial Statements

     Consolidated Statements of Operations for
     the 13 weeks and 39 weeks ended
     June 28, 1997 and June 29, 1996.                         2

     Consolidated Balance Sheets as of
     June 28, 1997 and September 28, 1996                     3

     Consolidated Statements of Cash Flows for
     the 39 weeks ended June 28, 1997 and
     June 29, 1996                                            4

     Notes to Unaudited Consolidated Financial
     Statements                                               5

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                         7

PART II.  OTHER INFORMATION

  Items 1 through 5 have been omitted since the items are either inapplicable or the answer is negative.

  Item 6 . Exhibits and Reports on Form 8-K                  11

  Signatures                                                 11

DAVCO RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in 000's except per share data)

                                          For the 13               For the 39
                                         weeks ended              weeks ended
                                     _____________________      ___________________
                                      June  28,   June 29,      June  28,  June 29,
                                        1997        1996          1997       1996

Restaurant Sales                        $60,706     $54,491      $163,185   $148,701

Costs and Expenses:
   Cost of restaurant sales              35,895      32,706        99,404     91,323
   Restaurant operating expenses         11,724      10,872        33,038     30,890
   Franchise royalties                    2,432       2,179         6,536      5,950
   General and administrative             2,339       1,675         6,355      5,434
   Depreciation and amortization          2,179       2,236         6,527      6,565
                                         54,569      49,668       151,860    140,162

Operating Income                          6,137       4,823        11,325      8,539

Interest expense                         (1,196)     (1,295)       (3,710)    (3,862)
Interest income                               9           9            25         22
Other income, net                           101         150           577        594

Income (Loss) before Provision for I      5,051       3,687         8,217      5,293

(Provision) Benefit for Income Taxes     (2,102)     (1,449)       (3,482)    (2,137)

Net Income (Loss)                        $2,949      $2,238        $4,735     $3,156


Earnings (Loss) per Common Share -
 Assuming Full Dilution (Note 2)          $0.42       $0.32         $0.68      $0.45

Weighted Average Shares Outstanding -
     Assuming Full Dilution (Note 2)      6,976       7,054         6,974      7,085

                                 See notes to unaudited consolidated financial statements.



DAVCO RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(in 000's except per share data)


                                           June 28,      September 28,
                                             1997            1996
                                         (Unaudited)
Current Assets:
 Cash and cash equivalents               $     1,003     $     1,948
 Receivables                                     741             652
 Refundable income taxes                          12              12
 Inventories                                   1,489           1,421
 Prepaid expenses                              1,211           1,377
 Deferred tax asset                            1,008           1,004
                                         -----------     -----------

 Total Current Assets                          5,464           6,414
                                         -----------     -----------

Property and equipment, net                   54,931          49,521
                                         -----------     -----------

Leased properties, net                        35,229          37,918
                                         -----------     -----------

Other Assets:
 Franchise rights, net                         3,323           3,551
 Goodwill, net                                18,210          18,730
 Deferred tax asset                            1,156           1,144
 Other                                           165             280
                                         -----------     -----------

 Total Other Assets                           22,854          23,705

                                         ------------    ------------
 Total Assets                            $   118,478     $   117,558

Current Liabilities:
 Accounts payable                        $     5,347     $     5,615
 Accrued advertising and royalty fees          2,337           2,588
 Accrued salaries and wages                    3,340           2,732
 Accrued expenses                              9,024           7,997
 Short-term borrowings                         4,755           6,768
 Current portion of long-term debt             2,056           3,055
 Current portion of capital lease
  obligations                                  3,085           3,174
 Income taxes payable                          1,880             -
                                         -----------     -----------

 Total Current Liabilities                    31,824          31,929

Long-term debt, less current portion          10,544          11,699
Capital lease obligations, less current
 portion                                      26,085          28,404
                                         ___________     ___________

 Total Liabilities                            68,453          72,032

Commitments and Contingencies

Stockholders' Equity:
 Common stock, $.001 par value;
    11,400,000 shares authorized
    and 6,587,628 issued                           7               7
 Treasury stock, at cost, 158,807
    and 132,107 shares, respectively          (1,320)         (1,084)
 Additional paid-in capital                   31,101          31,101
 Warrants outstanding                          3,000           3,000
 Retained earnings                            17,237          12,502
                                         ___________     ___________

 Total Stockholders' Equity                   50,025          45,526

 Total  Liabilities and Stockholders'
         Equity                          $   118,478     $   117,558

                   See notes to unaudited consolidated financial statements.


DAVCO RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in 000's)


                                                             For the 39
                                                             weeks ended
                                                         ____________________

                                                         June 28,    June 29,
                                                           1997        1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $   4,735    $  3,156
Adjustments to reconcile net income to net
   cash flows provided by operating activities-
   Depreciation and amortization                            6,527       6,565
   Loss on disposition of assets                              145          68
   Deferred tax (benefit) provision                           (16)      1,351
   Net change in assets and liabilities                     2,950         628
      Net Cash Flows Provided By Operating Activities      14,341      11,768

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in other assets                                   (13)       (481)
   Property and equipment acquired and constructed         (8,462)    (11,651)
      Net Cash Flows Used In Investing Activities          (8,475)    (12,132)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of capital lease obligations                 (2,408)     (2,281)
   Repayments of long-term debt, net                       (2,154)     (3,003)
   Purchase of treasury stock                                (236)       (890)
   Short-term borrowings, net                              (2,013)      8,644
      Net Cash Flows (Used In) Provided by Financing Act   (6,811)      2,470

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS         (945)      2,106

CASH AND CASH EQUIVALENTS, beginning of period              1,948         331

CASH AND CASH EQUIVALENTS, end of period                $   1,003    $  2,437


Supplemental Cash Flow Information:
   Cash paid for interest                               $   3,710    $  4,117

   Cash paid for income taxes, net of refunds           $   1,619    $    239

                               Cash paid for income taxes, net of refunds



DAVCO RESTAURANTS, INC. NOTES TO UNAUDITED CONSOLIDATED
  FINANCIAL STATEMENTS June 28, 1997


1.  DESCRIPTION OF BUSINESS AND BASIS
OF PRESENTATION

DavCo Restaurants, Inc., a Delaware corporation (the
"Company"), operates 229 "Wendy's Old Fashioned
Hamburgers" restaurants, making it the world's largest franchisee of Wendy's International, Inc. ("Wendy's".)
The Company maintains exclusive franchise territories in metropolitan Baltimore, Washington, D.C., the eastern shore of Maryland and portions of northern
Virginia (the "Mid-Atlantic"), where it operates 138
Wendy's restaurants.  The Company also operates 53
Wendy's restaurants in metropolitan St. Louis and central Illinois (the "Midwest") through a wholly-owned subsidiary, MDF, Inc. and 38 Wendy's restaurants in metropolitan Nashville, Tennessee (the
"South"). The Company does not maintain exclusive franchise territories in the Midwest or the South.

DavCo's wholly owned subsidiary FriendCo
Restaurants, Inc ("FriendCo") signed agreements, mainly a purchase and development agreement, with Friendly's Ice Cream Corporation and Friendly's
Restaurant Franchise, Inc. on July 10 ,1997, effective
July 14, 1997, hence there is no financial information related to FriendCo included in this Form 10-Q. For further information relating to the agreements reference Form 8-K filed on July 25, 1997.

In management's opinion, the accompanying interim consolidated financial statements of the Company include all adjustments, consisting only of normal, recurring adjustments necessary for a fair presentation of the Company's financial position at June 28, 1997 and the results of its operations and its cash flows for the periods ended June 28, 1997 and June 29, 1996.
These statements are presented in accordance with the rules and regulations of the Securities and Exchange
Commission. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been omitted from these statements, as permitted under the applicable rules and regulations. Readers of these statements should refer to the consolidated financial statements and notes thereto as of September 28, 1996 and for the year then ended. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

Certain reclassifications have been made to the prior year's balances in order to conform to current year presentation.

The Company maintains its accounts on a 52/53 week fiscal year. Both the fiscal 1997 and 1996 periods contained 13 weeks and 39 weeks, respectively.

2.  EARNINGS PER COMMON SHARE

Earnings per common share is computed based on the weighted average number of common and common equivalent shares outstanding during the periods.
Common stock equivalents include options and warrants to purchase common stock which are assumed to be exercised using the treasury stock method. The weighted average number of shares reflected includes treasury stock acquired pursuant to the Stock Repurchase Program.


In March 1997, the Financial Accounting Standard
Board released SFAS 128 " Earnings per Share". The new statement is effective December 15, 1997 and early adoption is not permitted. When adopted, SFAS
128 will require the restatement of prior periods and disclosure of basic and diluted earnings per share and related computations. At the present time, management believes that the adoption of SFAS 128 will not materially affect the Company's consolidated financial statements.


3.  COMMITMENTS AND CONTINGENCIES

Litigation
The Company is party to a number of legal proceedings which are considered by management to be customary and incidental to its business. In the opinion of management, after consulting with legal counsel, the ultimate disposition of these lawsuits will not have a material adverse effect on the Company's financial position or results of operations.


Letters of Credit
As of June 28, 1997, the Company was contingently liable for outstanding letters of credit relating to liability insurance, workers' compensation collateral and Wendy's current royalty requirements, aggregating approximately $4,670,000.

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

5.  TREASURY STOCK

On May 2, 1996, the Company announced that its
Board of Directors had authorized management to repurchase up to 1,000,000 shares of its common stock on the open market and in privately negotiated transactions during the following twenty four months.
As of  June 28, 1997, the Company had purchased
158,807 shares of its common stock for $1,319,505.
The Company is accounting for the treasury stock at cost.

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

                                 For the 13 Weeks Ended      For the 39 Weeks Ended
                                 June 28,    June 29,         June 28,     June 29,
                                  1997         1996            1997         1996
Statements of Operations Data:
Restaurant Sales                 100.0%      100.0%           100.0%       100.0%

Cost of Restaurant Sales          59.1        60.0             60.9         61.4
Restaurant Operating Expenses     19.3        19.9             20.3         20.8
                                 ______      ______           ______       ______

Restaurant Operating Profit       21.6        20.1             18.8         17.8

Franchise Royalties                4.0         4.0              4.0          4.0
General and Administrative         3.9         3.1              3.9          3.7
Depreciation and Amortization      3.6         4.1              4.0          4.4
                                 ______      ______           ______       ______

Operating Income                  10.1%        8.9%             6.9%         5.7%



Revenues. Company restaurant sales increased 11.4% for the 13 weeks ended June 28, 1997 compared to the 13 weeks ended June 29, 1996.
Company restaurant sales increased 9.7% for the 39 weeks ended June 28, 1997 compared to the 39 weeks ended
June 29, 1996. The overall increase is sales is related to sales growth in all of the company's divisions during the third quarter of fiscal year 1997. Same store sales for the 13 weeks ended
June 28, 1997 compared to the 13 weeks ended June 29, 1996 for the Mid-Atlantic division increased 7.8%, for the Southern division increased 5.7%, and for the Mid-West division increased 4.6%. Consolidated same store sales increased 6.9% for the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996. Same store sales for the 39 weeks ended June 28, 1997 compared to the respective period in fiscal year 1996 for the Mid-Atlantic division increased 4.9%, for the Southern division increased 8.1% and for the Mid-West division decreased 1.6%. Consolidated same store sales for the 39 weeks ended June 28, 1997 increased
4.4% over the 39 weeks ended June 29, 1996.
The positive same store sales growth during the fiscal year 1997 third quarter is related to improved operations, renewed focus on the Super Value
Menu, and the successful roll-out of the "Fresh Stuffed PITA" sandwiches. The "Fresh Stuffed PITA" sandwich roll-out increased and is expected to continue to help increase customer traffic. Same store sales on a year to date basis were also positively impacted for comparison purposes by the lower sales reported for the fiscal 1996 periods due to a harsh winter. The slight decrease in same store sales for the Mid-West division for the respective 39 week periods can be attributed to increased competition and harsh winter weather experienced this year. Company wide sales were also positively impacted by the 8 new stores opened since June 29, 1996.
The company is constantly working on improving sales by improving operations, continuing to satisfy guests and new product innovations.

The weighted average number of restaurants open for the 13 weeks ended June 28, 1997 was 228.3 compared to 224.1 for the relative period in fiscal year 1996. The weighted average number of restaurants open for the 39 weeks ended June 28, 1997 was
227.9 compared to 219.9 for the relative period in fiscal year 1996.
The reason for the increase over fiscal year 1996 is primarily related to the increase in the number of units in the Mid-Atlantic division.
Average sales per company restaurant for the Mid-Atlantic division increased 9.4% to $306,700 for the third quarter and increased 6.0% to $821,400 for the 39 weeks ended June 28, 1997.
Average sales per company restaurant increased by 6.6% to $170,500 for the third quarter and declined 0.1% to $452,400 for the 39 weeks ended June 28, 1997 in the Mid-West division.
The Southern division realized increases in average sales per restaurant of 5.7% to $252,400 for the third quarter and 7.3% to $719,600 for the 39 weeks ended June 28, 1997. These changes in average sales per company restaurant are directly related to the above mentioned reasons for changes in sales and same store sales.

Average guest count per company restaurant was 79,900 and 217,800 for the third quarter and 39 weeks ended June 28, 1997, respectively. Average guest check was $3.33 for the third quarter and $3.29 for the 39 weeks ended June 28, 1997. These figures are not comparable to the respective periods in 1996 due to changes in the product mix such as the addition of the $.99 Chicken Nuggets, which is a value added menu item and an increase of strategically selected menu items.

Costs and Expenses. Cost of restaurant sales declined as a percentage of sales for the 13 weeks and 39 weeks ended June 28, 1997 when compared to the respective fiscal 1996 periods. Cost of restaurant sales for the third quarter of fiscal 1997 was 59.1% of sales compared to 60.0% of sales for the third quarter of fiscal 1996. Cost of restaurant sales for the 39 week period in fiscal 1997 was 60.9% of sales compared to 61.4% of sales for the 1996 period. Cost of restaurant sales is comprised of food, supplies, payroll and benefits expense.
Cost of food and supplies was consistent, 33.4%, as a percentage of sales for the 39 weeks in fiscal 1997 when compared to the fiscal 1996 period. Cost of food and supplies as a percentage of sales was positively impacted during the third quarter of FY 1997, 33.1% compared to 33.4% for the prior year's quarter by management working to reduce spoilage, obtain more favorable food cost, and strategically increasing certain menu prices. The "Fresh Stuffed PITA" sandwich also had a positive impact on food cost during the quarter. The reduction of cost of restaurants sales as a percentage of sales can also be related to a slight reduction of payroll and benefit cost as a percentage of sales. Payroll and benefits cost percentage improved due to the leveraging effect of increased sales as discussed above.
(Note: there is a certain level of this expense which is not dependent on sales, such as a manager's salary). This improvement more than offset the negative impact of the increase in the Federal Minimum wage.

Restaurant operating expenses decreased as a percentage of sales for both the 13 weeks and 39 weeks ended June 28, 1997 when compared to the respective periods in fiscal year 1996.
Restaurant operating expenses dropped from 19.9% of sales for the third quarter of fiscal 1996 to 19.3% of sales for the third quarter of fiscal 1997 and from 20.8% of sales to 20.3% of sales for the respective
39 weeks periods in fiscal 1996 and 1997. The Mid-Atlantic and Southern division's restaurant operating expenses decrease as a percent of revenue more than offset the Mid-West division increase. The Mid-West division increase as a percent of sales was caused by the leveraging effect of lower sales for the 39 week period. Both the Mid-Atlantic and the Southern division's decrease in restaurant operating expenses as a percentage of sales was due to the saving of certain expenses related to the severe weather experienced in the 1996 periods, such as increased utilities and snow removal. The leveraging effect of higher sales was also a factor.

Franchise royalties remained constant at 4% of sales and is expected to remain 4% of sales. General and Administrative cost increased
$664,000 and $921,000 during the 13 weeks and 39 weeks ended
June 28, 1997 respectively when compared to the respective period in fiscal 1996. This increase was attributable to incentive type expenses, such as bonuses, incurred due to the improved Company's performance when compared to fiscal 1996.

Depreciation and amortization expense remained relatively constant in terms of dollars for both periods presented. Depreciation and Amortization dropped as a percentage of sales due to the leveraging effects of higher sales. The additional depreciation and amortization related to new assets acquired since June 29, 1996 was offset by the reduction related to asset write offs in the fourth quarter of fiscal year 1996 of approximately $5.5 million resulting from the implementation of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of ".

Non-Operating Charges. Interest expense, interest income and the income remained relatively constant for all periods presented. The Company's effective tax rate for fiscal 1997 has increased due to the Illinois unitary tax, and other non-deductible expenses.

Liquidity and Capital Resources

The Company has historically financed its business activities primarily from cash generated from operations and from long-term debt and sale/leasebacks. The Company's policy is to review whether leasing its new restaurants or owning certain properties is in the Company's best interest. Accordingly, during the 39 weeks ended June 28, 1997, the Company purchased the land and/or buildings for certain of its new restaurants. The Company plans to continue this policy during the remainder of fiscal year 1997.

Cash flow provided by operating activities was $14.3 million for the 39 weeks ended June 28, 1997. Net cash used in investing activities was $8.5 million for the fiscal
1997 period, which consisted primarily of capital expenditures and related land acquisitions for new Company restaurants opened during the period, and for additional restaurants under construction. Financing activities during the 39 weeks ended June 28, 1997 used net cash of $6.8 million, which reflected short-term borrowings offset by capital lease and debt repayments. The net change in cash and cash equivalents during the 39 weeks ended June 28, 1997 was a decrease of $945,000.

The Company anticipates that its future capital requirements will be primarily for the development of new restaurants, upgrading of existing restaurants and possible acquisitions. On July 15, 1997 the Company signed an agreement to combine the revolving line of credit for $13 million and the $5 million credit facility to form an $18 million revolving credit facility. Also, on July 15, 1997, the Company's wholly own subsidiary FriendCo Restaurants, Inc. signed a $10 million term loan facility which was mainly used to fund the purchase price and start up cost for the Friendly's transaction which was disclosed on Form 8-K filed on July 25, 1997. Management anticipates that cash provided by operating activities, cash on hand, the revolving line of credit facility of $18 million, and the term loans will enable the Company to meet its cash requirements through the remainder of fiscal 1997. The Company may take advantage of opportunities to finance some of its new restaurant development with more permanent debt or sale/leaseback financing, if such financing is available at attractive rates and terms.


PART II.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     Exhibit No.                   Description

     10.58                         Agreement dated July 15, 1997 between
                                   DavCo Restaurants, Inc. and
                                   First National Bank of Maryland

     10.59                         $10 million term loan facility between
                                   FriendCo Restaurants, Inc. and
                                   First National Bank of Maryland, dated
                                   July 15, 1997

     11.1                          Computation of Earnings Per Share Schedule

(b) Reports on Form 8-K:

     The Company filed a report on Form 8-K on June 10, 1997 disclosing the Letter of Intent which set forth the terms of the new Master Franchise Agreement which was entered into by DavCo and Wendy's International, Inc. The Company also filed a report on Form 8-K on July 25, 1997 disclosing the agreements between DavCo's wholly owned subsidiary FriendCo Restaurants, Inc. and Friendly's Ice Cream Corporation and Friendly's
Restaurants Franchise, Inc. No other reports on Form 8-K were filed during the 13 weeks ended June 28, 1997.


                           SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act or 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DAVCO RESTAURANTS, INC.



August 7, 1997                     /S/Ronald D. Kirstien
                                   ______________________
                                   Ronald D. Kirstien
                                   President and Director



August 7, 1997                     /S/ Charles C. McGuire, III
                                   ___________________________
                                   Charles C. McGuire, III
                                   Vice President of Finance