Form 10-K
period 1997-09-27
DAVCO RESTAURANTS INC
filed 1997-12-24
CIK 906471

Securities and Exchange Commission
              Washington, D.C.

              FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended September 27, 1997

[ ] Transition report pursuant to Section 10 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
For the transition period from ______________ to _______________.


      Commission File Number 000-22006

           DavCo Restaurants, Inc.
 (Exact name of registrant as specified in its charter)

               Delaware                                 52-1633813
     (State or other jurisdiction of incorporation     (I.R.S. Employer
      or organization)                                  Identification Number)

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

                         Yes   X                            No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on December 15, 1997 was $49,739,300 based on the closing price of the Common Stock as provided by the American Stock Exchange on December 15, 1997.

As of December 22, 1997, there were outstanding 6,587,628 shares of the Registrant's Common Stock, par value $.001 per share.








PART I

ITEM 1: BUSINESS

GENERAL

DavCo Restaurants, Inc., a Delaware corporation, was incorporated in December 1987. DavCo Restaurants, Inc.
and its subsidiaries are collectively referred to herein as the "Company."

As of September 27, 1997, the Company operated 263 restaurants of which 229 are "Wendy's Old Fashioned
Hamburgers" restaurants ("Wendy's"), making it the world's largest franchisee of Wendy's International, Inc. ("Wendy's
International"), and 34 Friendly's restaurants.  The
Company also manages, under contract, 14 other Friendly's restaurants.

Wendy's

The Company maintains exclusive Wendy's franchise territories in metropolitan Baltimore and the District of Columbia, the eastern shore of Maryland and portions of northern Virginia (collectively the "Mid-Atlantic"), where it operated 138 restaurants as of September 27, 1997. In fiscal 1997, the Company opened five new Mid-Atlantic restaurants and closed one existing restaurant. The Mid-Atlantic restaurants had average sales of $1,121,200 for the fiscal year ended September 27, 1997. The average restaurant operating profit margin for the Mid-Atlantic restaurants was 21.1% for fiscal 1997. As of September 27, 1997, the Company also operated 53 Wendy's restaurants in metropolitan St. Louis and central Illinois (the "Midwest"). The Company does not maintain exclusive franchise territories in the Midwest. In fiscal 1997, the Company closed three Midwest restaurants. Average sales for the Midwest restaurants were $614,400 for the fiscal year ended September 27, 1997. The average restaurant operating profit margin for the Midwest restaurants was 3.8% for fiscal 1997. As of September 27, 1997, the
Company also operated 38 Wendy's restaurants in the metropolitan Nashville, Tennessee area (the "Southern Market"). The Company does not maintain exclusive franchise territories in the Southern Market. Average sales for the Southern restaurants were $958,600 and the average restaurant operating profit margin was 18.1% for the fiscal year ended September 27, 1997.

Friendly's

Effective July 14, 1997, the Company signed agreements with Friendly's Restaurant Franchise, Inc. and Friendly's Ice
Cream Corporation to purchase certain assets and rights to 34 existing Friendly's Restaurants in the Company's Mid-Atlantic
Area, including Delaware. The Company also manages, under contract, 14 other Friendly's locations in the area. The Company has exclusive rights to develop and operate Friendly's Restaurants in Maryland, northern Virginia, Delaware and the District of Columbia.


STRATEGY

Opening New Restaurants. The Company has implemented a program designed to increase its number of restaurants, primarily in its Mid-Atlantic market. In fiscal 1997, the Company opened five new Wendy's restaurants in its Mid-Atlantic market. The Company closed four Wendy's restaurants, one in the Mid-Atlantic market and three in the Midwest market, due to unprofitability. The company has also selected the sites for up to nine new restaurants that it intends to open in fiscal 1998 and intends to close up to seven Wendy's restaurants in the Midwest market in fiscal 1998. The number of restaurants opened may vary depending upon general economic conditions, variability in the time required to obtain local permits, the continued availability of financing, and the Company's ability to locate additional suitable restaurants sites. The Company has agreed with Wendy's International to open or have under construction a minimum of six Mid-Atlantic restaurants in each calendar year through 2001 and to operate a total of 240 Mid-Atlantic restaurants by the end of the calendar year 2015. The Company has met or exceeded its committed growth rate through September 27, 1997 and anticipates meeting this growth rate by opening at least an additional
102 restaurants in the Mid-Atlantic region by the end of the calendar year 2015. Any new Wendy's restaurants opened by the Company must be approved by Wendy's
International. The Company also has the right to open up to an additional 100 Friendly's Restaurants during a 10 year period with a commitment to construct 74 new restaurants in the first 6 years. The Company and Exxon Corporation have agreed to test up to five (5) co-branded food and motor fuel facilities in DavCo's Mid-Atlantic market. Each facility will consist of a Wendy's Old Fashioned Hamburger Restaurant (operated by DavCo), a convenience store and an Exxon motor fuel facility (which will be operated by DavCo Oil Company, a second-tier subsidiary of DavCo, as an Exxon-branded dealer).

Mid-Atlantic Wendy's Renovation Program.  The
Company, pursuant to an agreement with Wendy's
International, has instituted a program to retrofit selected
Mid-Atlantic Wendy's restaurants, primarily through the installation of an additional cash register, the upgrading of the point of sale system, and certain other structural modifications designed to increase service capacity and operational efficiency. The cost of retrofitting a restaurant is typically $35,000 to $50,000.

RESTAURANT OPERATIONS

Menu. Each Wendy's restaurant offers a diverse menu containing a variety of food items, featuring hamburgers and fillet of chicken breast sandwiches which are prepared to order with the customer's choice of condiments. The
Wendy's menu also typically includes chili, baked and french fried potatoes, freshly prepared salads, and Frosty dessert. The Mid-Atlantic market continues to test fried chicken in some of its restaurants. In addition, the restaurants sell a variety of promotional products, normally on a limited time basis. Friendly's menu offers a broad selection of freshly-prepared foods which appeal to customers throughout all day-parts. Breakfast items include specialty omelettes and breakfast combinations featuring eggs, pancakes, and bacon or sausage. Lunch and dinner include wrap sandwiches, salads, soups, super-melts, specialty burgers, stir-fry, chicken pot pie, tenderloin steaks and seafood entrees. Friendly's is also recognized for its extensive line of ice cream shop treats.

Marketing and Promotions. As required by its franchise agreements, the Company must contribute at least 4.0% of its Wendy's restaurant sales to an advertising and marketing fund. Two and one half percent of Wendy's restaurants sales are used to benefit all restaurants owned and franchised by Wendy's International. The Wendy's National Advertising Program, Inc. uses this fund to develop advertising and sales promotion materials and concepts to be implemented nationally. In fiscal 1997, the Wendy's National Advertising Program, Inc. sponsored six four-week promotional campaigns which featured specific
menu items.  The Company is required to spend the
remainder of the 4% of its Wendy's restaurant sales on local advertising. The Company is also required to contribute 3% of its Friendly's restaurant sales to an advertising fund managed by Friendly's Restaurants Franchise, Inc. The fund will be used to enhance recognition of the trademark products and patronage of Friendly's Restaurants and Friendly's proprietary branded products. As of September 27, 1997, the fund has not been established and until such time as the fund is established the Company may spend up to 0.5% of Friendly's restaurant sales on local advertising. The Company has properly recorded the 3% advertising
expense on Friendly's restaurant sales.   See
"Business-Franchise and Development Agreements." The Company typically spends its local advertising dollars on local television and radio promotions.

Site Selection. Site selection for new restaurants is made by the Company's real estate and development department subject to acceptance by Wendy's International or Friendly's Restaurant Franchise, Inc.
A typical market area will have a population base of at least 50,000 people within a three mile radius. Within the potential market area, the Company evaluates major retail and office concentrations and major traffic arteries to determine focal points. Site specific factors which the Company considers include visibility, convenience of access, proximity to direct competition (including other Wendy's and Friendly's restaurants), access to utilities, local zoning regulations and various other factors. The Company's current business strategy is to locate new restaurants, whenever possible, in free-standing buildings located on the grounds of shopping centers.

Restaurants Layout and Operations.  Wendy's:  The
Company's Wendy's restaurants typically range from 2,700
to 3,200 square feet with a seating capacity of between 90 and 130 people, and are typically open from 10:30 a.m. to 10:00 p.m., with many restaurants open for extended evening hours. Generally, the dining areas are fully carpeted and informal in design, with tables for two to four people. Approximately 98% of the Company's Wendy's restaurants also feature drive-thru windows. Average drive-thru guest checks generally exceed in-restaurant guest checks. In fiscal 1997, drive-thru sales constituted approximately 53% of the Company's sales. Most Company Wendy's restaurants opened since January 1992 are designed to incorporate Wendy's International's new high-capacity central grill/multiple register design ("High-Capacity Restaurants"). High-Capacity Restaurants are typically larger in size than traditional Wendy's restaurants and feature a central grilling area and computerized ordering system designed to relay customer orders to the grilling area more efficiently. In addition, High-Capacity Restaurants typically incorporate multiple cash registers, instead of the earlier one register Wendy's design, and a second drive-thru window.

Friendly's: The Company's Friendly's restaurants typically range from 2,600 to 4,000 square feet with a seating capacity ranging from 51 to 158 with an average of 95. The typical Friendly's restaurant is open from 7:00 a.m. till 12:00 a.m., with hours varying depending on location and season. Through dedicated carry-out areas, Friendly's restaurants offer the Company's full line of frozen desserts and certain of its food menu items. Reserved parking is available at many of the Company's free-standing restaurants to facilitate quick carry-out service. Approximately 15% of the Company's average free standing restaurant revenues are derived from its carry-out business with a significant portion of these sales occurring during the afternoon and evening snack periods. Of this 15%, approximately 5% comes from sales of packaged frozen desserts in display cases within its restaurants.

The Company's reporting system provides restaurant and operating data, including sales mix and labor cost information, with respect to each restaurant to the Company's executive offices. Weekly management reports by Area Managers and Regional Managers track food and labor costs and unit income.

RAW MATERIALS

As a Wendy's and Friendly's franchisee, the Company complies with uniform, recipe and ingredient specifications provided by Wendy's International, Inc. and Friendly's Franchise, Inc., and purchases all food and beverage inventories and restaurant supplies from independent vendors approved by the applicable franchisor. Except for The New Bakery Co. of Ohio, Inc. (The "Bakery"), a wholly-owned subsidiary of Wendy's International, Wendy's International does not sell food or supplies to its franchisees. The Company purchases its sandwich buns from the Bakery for the majority of its Wendy's restaurants. The Company also purchases from Friendly's its signature frozen products and the majority of the products offered for sale in the Friendly's restaurants, with the exception of beverages, breads and produce.

The Company purchases soft drink products from the Coca-Cola Company and its affiliates. Most other food items and supplies purchased by the Company are warehoused and distributed by independent distributors.
The Company and, in some instances Wendy's International, negotiate prices directly with the vendors.

The Company has not experienced any significant shortages of food, equipment, fixtures or other products which are necessary to restaurant operations. The Company anticipates no such shortages and believes that alternate suppliers are available in the event such shortages occur.

FRANCHISE AND DEVELOPMENT AGREEMENTS

Wendy's:

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

The Company is prohibited from engaging in any quick service restaurant business selling hamburgers or chili and in any other competitive family dining, ice cream shop or coffee shop business. In addition, Ronald D. Kirstien, the President and Chief Executive Officer of the Company, has been designated by Wendy's International as the individual responsible for the development and management of the Company's restaurants. In the event Mr. Kirstien (or any other successor approved by Wendy's International) (I) is no longer employed by the Company, or (II) either owns less than a 5% interest in the Company's capital stock or is not the beneficiary of an employment incentive plan acceptable to Wendy's International, the Company must employ a successor, who is required to be approved by Wendy's International, within 180 days of such condition. The failure to obtain Wendy's International's approval of a successor within such period would constitute an event of default under each of the Development Agreements and Franchise Agreements.

The Company's agreements with Wendy's International
restrict the ownership and transfer of the capital stock of the
Company.  In the event any person or entity (other than
CVC or Management) acquires 20% or more of the
outstanding shares of Common Stock (assuming full
exercise of all presently outstanding warrants and all
presently outstanding options which are exercisable within
60 days), Wendy's International may terminate any or all of
the Development Agreement and/or the Franchise
Agreements.   In addition, the Company  agreed with
Wendy's International on a renovation plan for the Mid-Atlantic restaurants as described under
"Business-Strategy and Mid-Atlantic Renovation Program."

Any acquisition by the Company of an existing Wendy's restaurant requires the prior consent of Wendy's International and is also subject to Wendy's International's right of first refusal. Under the terms of an agreement entered into between the Company and Wendy's
International, the Company agreed that it will not seek to acquire any additional Wendy's restaurants or entities controlling Wendy's restaurants without the prior consent of Wendy's International, however, this prohibition did not apply to any acquisition by the Company of Wendy's restaurants in Maryland or Virginia.

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


Development Agreement. The Company and Wendy's International entered into a Development Agreement covering the District of Columbia and certain counties in Virginia and Maryland and a Development Agreement covering Baltimore and certain counties in Maryland in 1978. These two Development Agreements were subsequently combined into a single Development
Agreement in 1980. The Company entered into another Development Agreement covering certain counties on the eastern shore of Maryland in 1982, which was substantially completed and provided the Company a right of first refusal for all new restaurants in this territory. This Development Agreement was merged with the combined Development
Agreement in 1996. The Company does not have a development agreement with Wendy's International for either its Midwest operations or Southern Market although it does have the permission of Wendy's International to open an additional five restaurants in the Southern Market within the next five years. Accordingly, Wendy's International (or a person or entity approved by Wendy's International) could, subject to certain limitations, open Wendy's restaurants in the Midwest or in the Southern
Market that would compete with the Company's restaurants. Pursuant to the Development Agreement, the Company has been granted exclusive rights to develop and operate a specific number of Wendy's restaurants within the covered territories. The Company is required to develop and commence construction of new Wendy's restaurants in accordance with development and performance schedules.
The Company is currently obligated to open or commence construction of a minimum of six restaurants in each calendar year through 2015 and to operate a total of 240 Mid-Atlantic restaurants by the end of the calendar year 2015. The Company anticipates exceeding the agreement by opening at least 102 additional restaurants in the Mid-Atlantic region by the end of the calendar year 2015. The Development Agreement extends through the term of the development and performance schedules. Thereafter, the Company retains a right of first refusal regarding the development of new restaurants in the relevant franchise territory for an additional 10 year period unless the Company is in default under the terms of the Development Agreement.

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

Wendy's International  has proposed a New Unit Franchise
Agreement, which would have an impact on the Company's ability to diversify if it were to expand in areas not covered by a Development Agreement. The Company does not anticipate expanding into areas which would require the Company to execute a New Unit Franchise Agreement.

Friendly's

On July 10, 1997, FriendCo Restaurants, Inc. executed 34 franchise agreements with Friendly's Restaurant Franchise, Inc. ("F.R.F.I.") covering operational requirements for the 34 restaurants acquired by FriendCo from Friendly Ice
Cream Corporation ("F.I.C.C."). Pursuant to the Franchise agreement, FriendCo agrees to operate the restaurants 365 days a year during established business hours, to pay an annual royalty fee of 4% of gross sales, and to contribute
3% of gross sales to a marketing fund. F.R.F.I. retains the right to approve and require menu items and to approve distributors or suppliers of products used in the restaurants.

FriendCo and the Company have agreed with F.R.I.C. and F.I.C.C. that they will not engage in competitive mid-scale sit-down family style restaurant concepts for a period of two years following the termination or expiration of the franchise agreements.

On July 10, 1997, the Company's subsidiary, FriendCo
Restaurants, Inc., signed a Development Agreement with
Friendly Ice Cream Corporation, providing FriendCo with an exclusive development territory in Delaware, Maryland, the District of Columbia and certain counties in northern
Virginia. FriendCo Restaurants, Inc. is required to have open or under construction 74 new Friendly's Restaurants by December 31, 2003 in order to maintain territorial exclusivity, and is entitled to open an additional 26 new restaurants through December 31, 1997.

GOVERNMENT REGULATIONS

The restaurant business is subject to extensive federal, state and local government regulations relating to the development and operation of restaurants, including regulations relating to building, ingress and egress, zoning and the preparation and sale of food. The company is also subject to federal and state environmental regulations, but these have not had a material effect on the Company's operations. The Company is also subject to laws governing relationships with employees, such as minimum wage requirements, health insurance coverage requirements, and laws regulating overtime, working conditions and employee citizenship. During fiscal year 1996 Congress passed the Minimum Wage Bill which revised the minimum wage to
$4.75 per hour as of October 1, 1996 and to $5.15 per hour
as of September 1, 1997.   In particular, further increases in
the minimum wage or mandatory health care coverage could adversely affect the Company.

SEASONALITY AND QUARTERLY RESULTS

The restaurant sales of the Company, like the rest of the restaurant industry, are moderately seasonal. The lowest sales months are typically January and February, while the highest sales months are June, July and August. During the initial six months of each fiscal year (October through March), the Company has typically recorded 47% to 49% of its total annual sales, operating margins have been slightly lower due to lower sales providing a smaller spread over fixed costs.

TRADEMARKS AND SERVICE MARKS

The Franchise Agreements grant to the Company the right to use certain registered trademarks and service marks, of the applicable franchisor, Wendy's and Friendly's.
Examples such as, "Wendy's",

"Wendy", "Wendy's Old Fashioned Hamburgers", "Quality
Is Our Recipe", "Friendly's, "Friendly's Restaurant",
"Friendly's Ice Cream" and "Fribble" were adopted to identify and promote the applicable restaurants. The
Company believes that these marks are of material importance to the Company's business.

COMPETITION

The restaurant business is highly competitive and is affected by changes in the public's eating habits and preferences, population trends and traffic patterns, as well as by local and national economic conditions affecting consumer spending habits, many of which are beyond the Company's control. Key competitive factors in the industry are the quality and value of the food products offered, quality and speed of service, attractiveness of facilities, advertising, name brand awareness and image and restaurant location.
A number of the Company's significant competitors are larger or more diversified and have substantially greater resources than the Company. Key competitive factors in the retail food business include brand awareness, access to retail locations, price and quality.

The Company and the restaurant industry generally are significantly affected by factors such as changes in local, regional or national economic conditions, changes in consumer tastes, severe weather and consumer concerns about the nutritional quality of quick-service food. In addition, factors such as increases in food, labor and energy costs, the availability and cost of suitable restaurant sites, fluctuating insurance rates, state and local regulations and the availability of an adequate number of hourly-paid employees can also adversely affect the restaurant industry.

EMPLOYEES

As of September 27, 1997, the Company employed approximately 9,700 persons in six states and the District of Columbia. Of those employees, approximately 1,350 hold management or administrative positions and the remainder are engaged in the operation of the Company's restaurants. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 2:   PROPERTIES

As of September 27, 1997, the Company operated 263 restaurants (229 Wendy's and 34 Friendly's) in the locations listed below. Of the 263 restaurants, the Company owned the land and building for 23 restaurants and held long-term leases covering land and/or buildings for the remainder. The Company's land and building leases are most commonly written for terms of 20 years, with one or more five year renewal options. Certain leases require the payment of additional rent equal to a percentage (usually between 2% and 7%) of annual sales in excess of specified amounts.

The Company leases approximately 30,000 square feet of office space in a building in Crofton, Maryland, which it uses as a headquarters and operations center.

The Company also leases office space in Nashville, Tennessee and St. Louis, Missouri for the local operations of Southern Hospitality and MDF, respectively.



The following lists the locations of the restaurants operated by the Company (by market) as of
September 27, 1997:
                                         No.
Location                                 Restaurants
Mid-Atlantic Market:
Maryland                                 114
Virginia                                  45
Delaware                                   6
District of Columbia                       7
                                    --------
                                         172
Midwest Market:
Illinois                                  26
Missouri                                  27
                                    ---------
                                          53
Southern Market:
Tennessee                                 38
                                    ---------

Total all Markets                        263



ITEM 3:   LEGAL PROCEEDINGS

From time to time, the Company is a party to routine litigation incidental to its business. The Company maintains commercial, general liability, workers' compensation and directors and officers insurance policies which cover most of the actions brought against the Company.

ITEM 4:   SUBMISSION OF MATTERS TO VOTE OF
          SECURITY HOLDERS

On November 19, 1997, DavCo Restaurants, Inc. filed a preliminary proxy, 14A, discussing an executed definitive merger agreement with DavCo Acquisition Holding Inc., for a merger transaction in which DavCo Acquisition Holding
Inc. would acquire all of DavCo's issued and outstanding shares (other than shares held by DavCo Acquisition
Holding Inc.) for $20 cash per share, following unanimous approval of the proposed transaction by Board of Directors of DavCo (after a vote in which the interested directors abstained from voting).

As previously disclosed, DavCo Acquisition Holding Inc. is owned by an investor group that is headed by Ronald D. Kirstien, the Company's President and Chief Executive
Officer, and Harvey Rothstein, Executive Vice President of the Company, and includes the Company's principal stockholder, Citicorp Venture Capital, Ltd., which currently holds approximately 48% of the Company's outstanding shares, and certain affiliates of Kirstien, Rothstein and CVC.

The terms of the merger agreement require approval by a majority of the Company's stockholders, including approval by a majority of stockholders unaffiliated with the investor group. In addition, the merger is subject to certain conditions, including a limitation on the number of dissenting shareholders, regulatory approvals and the receipt of necessary financing. The investor group has obtained a commitment from Global Alliance Finance Company,
L.L.C., a wholly-owned subsidiary of Deutsche Bank North America, to provide up to $150 million of debt financing to complete the merger.

As of December 18, 1997 the Company is awaiting the Securities and Exchange Commission's comments.

PART II

ITEM 5:   MARKET FOR THE REGISTRANT'S
          COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's Common Stock commenced trading on the NASDAQ National Market System on August 10, 1993, the date of the Initial Public Offering. Prior to August 10,
1993, there was no market for the Company' s Common
Stock.  As of December 11, 1996, the Company's Common
Stock trades on The American Stock Exchange under the symbol "DVC".

The following table sets forth, for the periods indicated, the applicable range of the high and low sales prices on the Nasdaq National Market System and The American Stock
Exchange.


                       1997                 1996

Fiscal Year       High      Low        High        Low
-------------------------------------------------------
First Quarter     $ 9.63    $  8.38    $ 13.50     $ 8.50
Second Quarter     10.75       8.88       9.25       6.50
Third Quarter      11.50       8.75       9.75       6.50
Fourth Quarter     18.13      10.88       9.50       8.25


NUMBER OF STOCKHOLDERS

The information available as of December 17, 1997 indicates that there were 47 holders of record and approximately 1,400 beneficial owners of the Company's
Common Stock.

DIVIDENDS

The Company has not paid any cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock for the foreseeable future. The
Company intends to retain
future earnings to finance future development.

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


                                           Fiscal Year Ended
                         -----------------------------------------------------------------------------------------------
                                                                                                   Predecessor
                                                                                                   and Company
                                            Company     Company        Company      Company        Combined
                                            --------    -------        -------      ---------      -----------
                                            Sept. 27,   Sept. 28,      Sept. 30,    Sept. 24,      Sept. 25,
                                              1997        1996           1995         1994           1993
                                            ---------   ---------      ---------    ---------      ------------
OPERATIONS (in 000's)(1):
 Restaurant sales                            $229,096    $206,903       $208,671     $163,355       $152,702
 Operating income                              15,130       8,071 (2)     17,290       14,558          6,525
 Income (loss) before
   extraordinary item                           6,344       2,391 (2)      8,415        7,034         (1,813)
 Net income (loss)                              6,344       2,391 (2)      8,415        7,034         (4,197)

PER SHARE DATA:
 Earnings per common share -
  assuming full dilution                        $0.89       $0.34          $1.18        $0.98

PRO FORMA RESULTS (3):
 Operating income                                                                                    $12,498
 Net income (loss)                                                                                     5,001
 Earnings (loss) per common share -
  assuming full dilution                                                                               $0.69

FINANCIAL POSITION AT END OF
 FISCAL YEAR (1)  (in 000's):
 Property and equipment, net                  $58,074     $49,521        $41,661      $33,521        $12,321
 Leased properties, net                        34,355      37,918         43,828       44,300         42,734
 Franchise rights, net                          5,015       3,551          4,095        4,154          3,025
 Total  assets                                126,434     117,558        115,700      113,428         82,400
 Long-term debt, net of current portion        17,487      11,699         14,778       17,928          1,734
 Capital lease obligations, net of
  current portion                              25,374      28,404         31,083       32,838         30,722
 Redeemable preferred stock                         -           -              -            -              -
 Stockholders' equity                          51,634      45,526         44,219        35,804        28,770


(1) On September 24, 1994 the company acquired Southern Hospitality Corporation for approximately $17.5 million cash (net of cash acquired) and the assumption of certain liabilities. The acquisition was accounted for as a purchase.
(2) Income for the fiscal year ended September 28, 1996 includes a pre-tax charge of $5.5 million related to SFAS No. 121 (Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of.)
(3) Pro forma results assume that the recapitalization and subsequent initial public offering occurred on the first day of the period presented and exclude certain one-time charges related to such.

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

Restaurant operating expenses include all other direct costs, including occupancy costs, advertising expenses, expenditures for repairs and maintenance, area and regional management expenses, and workers compensation, casualty and general liability insurance costs. In addition to franchise royalty payments, the Company is also required to contribute 4.0% of its Wendy's restaurant sales to an advertising fund, which consists of an amount (2.5% of sales) for the Wendy's National Advertising Program, Inc.
and the remainder for Wendy's local advertising.  The
Company is required to contribute 3% of its Friendly's restaurant sales to an advertising fund managed by Friendly's Restaurants Franchise, Inc. The fund will be used to enhance recognition of the trademark products and patronage of Friendly's Restaurants and Friendly's proprietary branded products. As of September 27, 1997 the fund has not yet been established, until such time the fund is established the Company may spend up to 1/2% of Friendly's restaurant sales on local advertising.

Franchise royalties, as required by the Company's franchise agreements with Wendy's International Inc. and Friendly's
Restaurant Franchise, Inc. have remained constant at 4.0% of restaurant sales throughout the periods presented.
General and administrative expenses consist of corporate expenses, including executive and administrative compensation, office expenses and professional fees.

RESULTS OF OPERATIONS

The following table expresses certain items in the Company's Consolidated Statements of Operations as a percentage of restaurant sales for each of the three most recent fiscal years. Note: Friendly's operations began on July 14, 1997 (11 weeks in Fiscal 1997) and are not indicative of a full year results.


                                                                       Consolidated
                                For the fiscal year ended         For the fiscal year ended
                                    Sept. 27, 1997             Sept. 27,     Sept. 28,     Sept. 30,
                                Wendy's       Friendly's         1997         1996          1995
                                -------       ----------       ---------     ---------     ---------

Restaurant sales                 100.0%          100.0%          100.0%       100.0%        100.0%
Cost of restaurant sales          60.6            69.1            60.9         61.0          60.0
Restaurant operating expenses     20.6            24.7            20.8         20.5          19.8
                                --------      ----------       ---------     ---------     -----------

Restaurant operating profit       18.8            6.2             18.3         18.5          20.2

Franchise royalties                4.0            4.0              4.0          4.0           4.0


General and administrative         3.9            1.4              3.8          3.6           3.8
Depreciation and amortization      4.0            1.3              3.9          4.3           4.1
Loss on write down of
 impaired long-lived assets          -              -                -          2.7             -
                                ---------     ----------       -----------   ----------    -----------

Operating income                   6.9%          (0.5%)            6.6%         3.9%          8.3%
                                ---------     ----------       -----------   ---------     -----------


FISCAL 1997 COMPARED TO FISCAL 1996

Wendy's

Revenues. Wendy's restaurant sales increased to $222.1 million in 1997 from $206.9 million in 1996, an increase of 7.3%. This increase is due to the successful introduction of the "Fresh Stuffed PITA" sandwiches, favorable winter weather, and increased attention to our guest first service philosophy. Wendy's same store sales increased by 2.7% for fiscal year 1997 compared to fiscal year 1996. Same store sales for fiscal year 1997 increased for the Southern market by 4.6% and for the Mid-Atlantic market by 3.3%, and decreased for the Mid-West market by 1.9%.

The average sales per Wendy's restaurant increased to $973,800 for fiscal year 1997 from $933,300 for fiscal year 1996. The weighted average number of Wendy's restaurants open during the year was 228.1 for 1997 and
221.7 for 1996. The weighted average number of Mid-Atlantic Wendy's restaurants was 136.0 for 1997 and 128.5 for 1996, and average sales per restaurant in the Mid-Atlantic region increased to $1,121,200 from $1,073,000.
The weighted average number of Midwest restaurants open was 54.1 for 1997 and 55.3 for 1996, and average restaurant sales decreased to $614,400 from $615,700. The weighted average number of Southern restaurants open for 1997 was 38.0 compared to 37.9 for 1996, and average restaurant sales for 1997 were $958,600 compared to $922,700 for 1996. Average guest count per Wendy's restaurant was 291,500 for fiscal 1997. Average guest check was $3.34 for fiscal year 1997. These figures are not comparable to fiscal year 1996 figures due to changes in the product mix such as the addition of the $.99 Chicken
Nuggets, which is a value added menu item, and an increase of strategically selected menu items prices.

Cost and Expenses. Cost of Wendy's restaurant sales increased to $134.7 million in 1997 from $126.3 million in 1996. As a percent of sales, cost of restaurant sales decreased to 60.6% in 1997 from 61.0% in 1996. Cost of restaurant sales as a percent of sales for the Mid-Atlantic restaurants decreased to 58.8% in 1997 from 59.1% in 1996. Comparing the components of cost of Wendy's restaurant sales for the Mid-Atlantic restaurants, the cost of food and supplies decreased to 33.0% of sales in 1997 from 33.2% of sales in 1996. Payroll and benefits expense decreased slightly to 25.8% of sales for 1997 compared to 25.9% of sales for 1996. Cost of restaurant sales as a percent of sales in the Midwest Wendy's restaurants decreased to 66.7% for the 1997 period from 67.6% for the 1996 period. Comparing the components of cost of restaurant sales for the Midwest restaurants, the cost of food and supplies decreased to 34.8% of sales in 1997 from 35.8% of sales in 1996. Payroll and benefits expense increased slightly to 31.9% of sales in 1997 from 31.8% of sales in 1996. The Southern Wendy's restaurants cost of sales for fiscal 1997 increased slightly to 62.7% from 62.5% in 1996. Comparing the components of cost of restaurant sales for the Southern restaurants, the cost of food and supplies increased to 33.6% for the 1997 period from 33.3% in the 1996 period. Payroll and benefits expenses decreased to 29.1% for the 1997 period from 29.3% in the 1996 period. The overall decrease in the Wendy's cost of restaurant sales can be attributed to favorable food cost, and the leveraging effect of higher same store sales for fiscal year 1997. Higher labor cost due to the newly enacted
Federal Minimum Wage increase was offset, as a percentage of sales, by the leveraging effect of higher same store sales.

Wendy's restaurant operating expenses increased to $45.8 million in 1997 from $42.4 million in 1996. As a percent of sales, this represents a slight increase to 20.6% in 1997 from 20.5% in 1996. Restaurant operating expenses in the Mid-Atlantic Wendy's restaurants decreased slightly to 19.4% of sales in 1997 from 19.5% in 1996. Restaurant operating expenses in the Midwest Wendy's restaurants increased slightly to 29.0% of sales in 1997 from 25.0% of sales in 1996. This increase was due to a $1,300,000 reserve expense for six under performing stores, which are to be closed. Restaurant operating expenses in the Southern
Wendy's restaurants decreased to 18.4% of sales for 1997 from 19.9% of sales in 1996. Overall restaurant operating expenses as a percentage of sales, excluding the above reserve, decreased as a percentage of sales from fiscal year
1996 due to the cost leveraging effect of higher same store sales for fiscal year 1997 and the additional expenses in the 1996 period related to the severe weather, such as increased utilities, snow removal and roof repairs.

Friendly's

The operations of Friendly's restaurants began on July 14, 1997, which translates to 11 weeks in fiscal year 1997. The revenue from the Friendly's operations was $7.0 million for the 11 week period. Cost of Friendly's restaurant sales was 69.1% of sales, which is comprised of 37.3% for food and supplies and 31.8% for payroll and benefits. Friendly's restaurant operating expenses constituted 24.7% of sales.
Due to the short operating period management believes that these results are not necessarily indicative of an entire year's results.

The following discussion is based on the consolidated
Company

General and administrative expenses increased to $8.8 million in fiscal year 1997 from $7.4 million in fiscal year 1996, representing as a percent of consolidated sales for both Wendy's and Friendly's, 3.8% for 1997 and 3.6% for 1996. This increase is directly related to incentive type expenses, such as bonuses, incurred due to the Company's improved performance when compared to fiscal 1996 and additional expenses related to the operating of the Friendly's restaurants.

Depreciation and amortization expense was $8.9 million in fiscal year 1997 and 1996, representing a decrease, as a percent of sales, to 3.9% in 1997 from 4.3% in 1996. This decrease is related to asset write offs in fiscal year 1996 of approximately $5.5 million resulting from the implementation of SFAS No. 121 (Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of). This decrease more than offset the additional depreciation and amortization expense incurred on capital expenditures for new store openings, existing improvements and the Friendly's operations acquisition.

Non-Operating Charges. Interest expense decreased slightly to $4.9 million in fiscal year 1997 from $5.0 million in 1996. With additional borrowing for expansion and the acquisition of Friendly's operations interest expense is expected to increase in the future periods. During fiscal year 1997, other income was $791,000 compared to other income of $1.1 million for fiscal year 1996.

The provision for income taxes increased to $4.7 million for fiscal 1997 from $1.8 million for fiscal 1996. The
Company's effective tax rate for fiscal 1997 was 42.7% and 42.6% for fiscal 1996.

FISCAL 1996 COMPARED TO FISCAL 1995

The following discussion, fiscal year 1996 compared to fiscal 1995, does not include any results for Friendly's restaurant, as the Friendly's operations began on July 14, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its business activities primarily from cash generated from operating activities, long-term debt, "build-to-suit" leases, ground leases, and sale-leasebacks. The Company has reviewed its policy of leasing all of its new restaurants and has determined that it may be in the Company's best interest to own certain properties. Accordingly, during the past 3 years, the Company has purchased the land and/or buildings for certain of its new restaurants.

Cash flow provided by operating activities was $19.9 million, $16.4 million and $13.9 million in 1997, 1996 and 1995, respectively. Net cash used in investing activities was $19.5 million in fiscal 1997, $13.6 million in fiscal 1996, and $11.7 million in fiscal 1995. Cash used in investing activities typically represents capital expenditures for the building of new restaurants and acquisitions of certain assets, such as the Friendly's acquisition. These expenditures also include franchise fees, deferred pre-opening costs and leasehold improvements on existing restaurants.

Financing activities in fiscal 1997 used net cash of $1.7 million. This netted amount consisted of long term debt used to finance the Acquisition of Friendly's Franchise
Rights offset by debt and capital lease repayments.
Financing activities in fiscal 1996 used net cash of $1.1 million and consisted of debt and capital lease repayments offset by short-term borrowings. Financing activities in fiscal 1995 used net cash of $4.9 million which relates to debt and capital lease repayments.

The Company opened five new Wendy's restaurants, all in the Mid-Atlantic market and closed four Wendy's restaurants, one the Mid-Atlantic market and three in the Mid-West market during the year ended September 27, 1997.

The Company anticipates that its future capital requirements will be primarily for the development of new restaurants, upgrading of existing restaurants and possible acquisitions.
On July 15, 1997 the Company signed an agreement combining the revolving line of credit for $13 million and the $5 million credit facility to form an $18 million revolving credit facility. Also, on July 15, 1997, the Company's wholly owned subsidiary FriendCo Restaurants, Inc. signed a $10 million term loan facility which was mainly used to fund the purchase price and start up costs for the Friendly's transaction which was disclosed on Form 8-K filed on July
25, 1997. Management anticipates that cash provided by operating activities, cash on hand, the revolving line of credit facility of $18 million, and the term loans will enable the Company to meet its cash requirements through fiscal
1998. The Company may take advantage of opportunities to finance some of its new restaurant development with more permanent debt or sale/leaseback financing, if such financing is available at attractive rates and terms.

INFLATION

Certain of the Company's operating costs are subject to inflationary pressures, of which the most significant are food and labor costs. As of September 27, 1997, approximately
85% of the Company's employees were paid wages equal to or based on the federal minimum hourly wage rate. Recent changes in the federal minimum hourly wage rate will serve to increase labor costs in fiscal year 1998 and beyond. Economic growth that would reduce unemployment or make more jobs available in higher paying industries, would directly affect the Company's labor costs.

ITEM 8:   FINANCIAL STATEMENTS

Index to Financial Statements and Schedules

                                                                        Page

Report of Independent Public Accountants

Consolidated Statements of Operations of the Company for the years ended September 27, 1997, September 28, 1996 and September 30, 1995.

Consolidated Balance Sheet as of September 27, 1997 and
September 28, 1996.


Consolidated Statements of Stockholders' Equity of the
Company for the years ended September 27, 1997, September 28, 1996 and September 30, 1995.


Consolidated Statements of Cash Flows of the Company for the years ended September 27, 1997, September 28, 1996 and September 30, 1995.

Notes to Consolidated Financial Statements


REPORT OF INDEPENDENT PUBLIC
ACCOUNTANTS

To the Board of Directors of DavCo Restaurants, Inc.:

We have audited the accompanying consolidated balance sheets of DavCo Restaurants, Inc. (a Delaware corporation) and subsidiaries (the Company) as of September 27, 1997 and September 28, 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended September 27, 1997, September 28, 1996 and September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DavCo Restaurants, Inc. and subsidiaries as of September 27, 1997 and September 28, 1996, and the results of their operations and their cash flows for the years ended September 27, 1997, September 28, 1996 and
September 30, 1995, in conformity with generally accepted accounting principles.

Arthur Andersen LLP/s/

Baltimore, Maryland
November 4, 1997



DAVCO RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
( in 000's except per share data)

                                                 Year Ended        Year Ended        Year Ended
                                                September 27,     September 28,     September 30,
                                                    1997             1996              1995
                                                ---------------------------------------------------

Restaurant sales                                $229,096          $206,903          $208,671

Costs and Expenses:
 Cost of restaurant sales                        139,520           126,309           125,242
 Restaurant operating expenses                    47,558            42,408            41,373
 Franchise royalties                               9,179             8,277             8,346
 General and administrative                        8,838             7,407             7,881
 Depreciation and amortization                     8,871             8,918             8,539
 Loss on write down of impaired
  long-lived assets                                    -             5,513                 -
                                                ---------------------------------------------------
                                                 213,966           198,832           191,381
                                                ---------------------------------------------------

Operating income                                  15,130             8,071            17,290

Interest expense                                  (4,886)           (5,048)           (5,775)
Interest income                                       42                36               205
Other income, net                                    791             1,105              1,146
                                                ---------------------------------------------------

Income before income taxes                        11,077             4,164             12,866

Provision for income taxes                        (4,733)            (1,773)           (4,451)
                                                --------------------------------------------------

Net income                                         6,344              2,391             8,415
                                                --------------------------------------------------

Earnings per common share
 Net income per common share                       $0.89              $0.34             $1.18
                                                --------------------------------------------------

Weighted average number of shares
 outstanding - assuming full dilution              7,089              7,052             7,157
                                                --------------------------------------------------

The accompanying notes are an integral part of these consolidated statements.




DAVCO RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(in 000's except per share data)

                                                       September 27,        September 28,
                                                          1997                         1996
                                                       -------------                -------------

Current Assets:
 Cash and cash equivalents                             $        640                 $      1,948
 Receivables                                                    580                          652
 Inventories                                                  1,879                        1,421
 Prepaid expenses                                             1,321                        1,377
 Deferred tax asset                                           1,514                        1,004
                                                       -------------               ---------------

 Total Current Assets                                         5,934                        6,402
                                                       -------------               ----------------

Property and equipment,
 net of accumulated depreciation
 of $11,945 and $8,378, respectively                         58,074                      49,521
                                                       --------------              ------------------

Leased properties,
 net of accumulated amortization of
 $11,704 and $8,044, respectively                            34,355                     37,918
                                                       -------------               ------------------

Other Assets:
 Franchise rights, net                                        5,015                      3,551
 Development rights, net                                        492                          0
 Goodwill, net                                               21,514                     18,730
 Deferred tax asset                                               -                      1,156
 Other                                                        1,050                        280
                                                       ---------------             -------------------

 Total Other Assets                                          28,071                     23,717
                                                       ----------------             -------------------

 Total Assets                                          $     126,434                $  117,558
                                                       ----------------             --------------------

Current Liabilities:
 Accounts payable                                      $       6,808                $    5,615
 Accrued advertising and royalty fees                          2,426                     2,588
 Accrued salaries and wages                                    3,420                     2,732
 Accrued expenses                                             10,200                     7,997
 Short-term borrowings                                         2,099                     6,768
 Current portion of long-term debt                             3,674                     3,055
 Current portion of capital lease obligations                  3,034                     3,174
                                                       -----------------            --------------------

 Total Current Liabilities                                    31,661                    31,929

Long-term debt, less current portion                          17,487                    11,699
Capital lease obligations, less current portion               25,374                    28,404
Deferred tax liability                                           278                         -
                                                       -----------------            -------------------

 Total Liabilities                                            74,800                    72,032
                                                       ------------------           --------------------

Commitments and Contingencies

Stockholders' Equity:
 Common stock, $.001 par value;
  11,400,000 shares,
  authorized and 6,587,628 issued                                  7                         7
 Treasury stock, at cost, 158,807 and
  132,107 shares,                                             (1,320)                   (1,084)
  respectively
 Additional paid-in capital                                    31,101                   31,101
 Warrants outstanding                                           3,000                    3,000
 Retained earnings                                             18,846                   12,502
                                                       ------------------           -------------------

 Total Stockholders' Equity                                    51,634                   45,526
                                                       -------------------          -------------------

 Total Liabilities and Stockholders' Equity            $      126,434               $  117,558
                                                       -------------------          -------------------

The accompanying notes are an integral part of these consolidated balance sheets.




DAVCO RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY
(in 000's)
                                                                        Additional                               Total
                                               Common   Treasury        Paid-In        Warrants      Retained    Stockholders'
                                               Stock    Stock           Capital        Outstanding   Earnings    Equity
                                               --------------------------------------------------------------------------------

BALANCE, September 24, 1994                        $7          -         $31,101            $3,000     $1,696     $35,804

  Net Income                                        -          -               -                 -      8,415       8,415
                                               --------------------------------------------------------------------------------

BALANCE, September 30, 1995                        $7          -         $31,101            $3,000    $10,111     $44,219

  Purchase of Treasury Stock
   (132,107 shares)                                 -     (1,084)              -                 -          -      (1,084)

  Net Income                                        -          -               -                 -       2,391      2,391
                                               --------------------------------------------------------------------------------

BALANCE, September 28, 1996                        $7    ($1,084)        $31,101            $3,000     $12,502    $45,526

 Purchase of Treasury Stock
  (26,700 shares)                                (236)                                                               (236)
 Net Income                                         -                          -                 -       6,344      6,344

BALANCE, September 27, 1997                         $7   ($1,320)        $31,101           $3,000      $18,846    $51,634
                                               --------------------------------------------------------------------------------



DAVCO RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in 000's)




                                                  Year Ended        Year Ended         Year Ended
                                                  September 27,     September 28,      September 30,
                                                     1997              1996               1995
                                                  ----------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $6,344            $2,391             $8,415
Adjustments to reconcile net income to net
 cash flows provided by operating activities:
 Loss on write down of impaired long-lived assets            -             5,513                  -
 Depreciation and amortization                           8,871             8,918              8,539
 Net loss (gain) on disposition of assets                  156              (356)              (420)
 Deferred tax provision (benefit)                          924            (2,278)            (1,204)
 Amortization of debt discount                               -                 -                 36
 Net change in operating assets and liabilities
  Decrease (increase) in receivables                        72               (80)              (240)
  Decrease (increase) in refundable income taxes             -             1,175               (806)
  Increase in inventories                                 (458)             (114)               (30)
  Decrease (increase) in prepaid expenses                   56               216               (520)
  Increase (decrease) in accounts payable
   and accrued expenses                                  3,396               (33)               771
  (Decrease) increase in accrued advertising
   and royalty fees                                      (162)               358                 33
  Increase (decrease) in accrued salaries and wages       688                149                 (9)
  Increase (decrease) in income taxes payable               -                521               (626)
 -----------------------------------------------------------------------------------------------------
  Net Cash Flows Provided By Operating Activities      19,887             16,380              13,939
 ----------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) decrease in other assets                    (812)                71                (100)
  Property and equipment acquired and constructed     (10,229)           (14,243)            (13,384)
  Proceeds from disposition of assets                       -                528                 500
  Payment for acquisition of company,
   net of cash acquired                                (8,486)                 -                   -
  Proceeds from redemption of restricted asset              -                  -               1,236
 ----------------------------------------------------------------------------------------------------
   Net Cash Flows Used In Investing Activities        (19,527)          (13,644)             (11,748)
 ----------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of capital lease obligations              (3,170)           (3,094)              (2,608)
  Purchase of treasury stock                             (236)           (1,084)                   -
  Repayments of long-term obligations                  (2,843)           (3,709)              (2,317)
  Proceeds from long-term debt                          9,250                 -                     -
  Short-term borrowings                                (4,669)            6,768                     -
 ----------------------------------------------------------------------------------------------------
   Net Cash Flows Used In Financing Activities         (1,668)           (1,119)              (4,925)
 ----------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                                      (1,308)            1,617               (2,734)
-----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, beginning of period          1,948               331                3,065
-----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                 $640            $1,948                 $331
-----------------------------------------------------------------------------------------------------

Supplemental Cash Flow Information:
 Cash paid for interest                                $4,959            $5,419               $5,885
-----------------------------------------------------------------------------------------------------
 Cash paid for income taxes, net of refunds            $3,571            $2,358               $7,433
-----------------------------------------------------------------------------------------------------




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS:

As of September 27, 1997, DavCo Restaurants, Inc., a
Delaware corporation (the "Company"), operated 263 restaurants of which 229 are "Wendy's Old Fashioned
Hamburgers" restaurants, making it the world's largest franchisee of Wendy's International, Inc. ("Wendy's"), and
34 Friendly's restaurants. The Company also manages under contract 14 other Friendly's restaurants. The
Company maintains exclusive Wendy's franchise territories in metropolitan Baltimore and Washington, D.C., the eastern shore of Maryland and portions of northern Virginia
(the "Mid-Atlantic"), where it operates 138 Wendy's restaurants. The Company also maintains exclusive rights to develop and operate Friendly's restaurants in Maryland, northern Virginia, Delaware and Washington, D.C. where it operates 34 Friendly's restaurants (see Note 12). The
Company also operates 53 Wendy's restaurants in metropolitan St. Louis and central Illinois (the "Midwest") and 38 Wendy's restaurants in the metropolitan Nashville, Tennessee area (the"Southern Market"). The Company does not maintain exclusive franchise territories in the Midwest or Southern Market.

The Company was incorporated in December 1987, at which time certain members of management
("Management"), Citicorp Venture Capital ("CVC") and one of its affiliates sponsored a leveraged buy out pursuant to which Management acquired 100% of the Company's outstanding common equity of the Company, then consisting only of the Mid-Atlantic restaurants; and CVC acquired convertible preferred stock representing 70% of the Company's common equity on a fully diluted basis.

In January 1991, the Company acquired most of the St.
Louis restaurants and certain other Wendy's restaurants in central Illinois. This acquisition, which was accounted for as a purchase, was effected through MDF, Inc. ("MDF"), a wholly-owned subsidiary of the Company.

In February 1993, the Company consummated a recapitalization (the "Recapitalization") to effectuate certain agreements executed in May 1992 (the "1992 Settlement") to settle outstanding litigation between the Company, CVC and certain affiliates of CVC. Pursuant to the Recapitalization, the Company (I) repurchased all of its common equity from Management; (II) made payments to Management for covenants not to compete with the Company in the amount of $6,186,000; (III) repaid its indebtedness to a CVC affiliate, which was incurred to finance the leveraged buy out; and (IV) issued 500,000 shares of common stock to Management at the initial public offering price of $12, which was recorded by the Company as management stock expense of $6,000,000 at the date of issuance.

As a result of the Recapitalization, CVC and its affiliates acquired substantially all of the outstanding common stock of the Company. Accordingly, the Recapitalization was accounted for using the push-down method of accounting whereby the purchase price was allocated to the assets and liabilities of the Company based on their estimated fair values at the date of the Recapitalization.

In August 1993, the Company consummated an initial public offering (the "Initial Public Offering") of 2,600,000 shares of its common stock, par value $.001. The net proceeds from the Initial Public Offering, which aggregated approximately $27,600,000, along with certain Company cash, were used to repay the $15,000,000 in senior debt and $10,000,000 in subordinated debt, redeem the Class A preferred stock, and repay deferred royalties.

In September 1994, the Company acquired most of the Wendy's restaurants in the metropolitan Nashville, Tennessee area. The acquisition, which was accounted for as a purchase, was effected through Southern Hospitality
Corporation, a wholly owned subsidiary of the Company.

2.   BASIS OF PRESENTATION AND SUMMARY OF
     SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and second-tier subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year
The Company maintains its accounts on a 52/53 week fiscal year ending the last Saturday of September. The fiscal years ended September 27, 1997 (fiscal 1997) and September 28, 1996 (fiscal 1996) each contained 52 weeks, while the fiscal year ended September 30, 1995 (fiscal 1995) contained 53 weeks.

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

Property and Equipment
Property and equipment is stated at cost. Normal repairs and maintenance costs are expensed as incurred.
Depreciation is being recorded using the straight-line method over the estimated useful lives of the property and equipment, as follows:



                                             Useful Lives
----------------------------------------------------------
Buildings                                      25   years
Building equipment                          10-20  years
Furniture, fixtures and equipment            5-10 years


Leased Properties
Leased properties consist of capitalized building and leasehold improvements. Amortization is recorded using the straight-line method over the lives of the leases.

Franchise Rights
The franchise agreements with Wendy's International, Inc. and Friendly's Restaurant Franchise, Inc. require the Company to pay a fee for technical assistance to be provided over the term of the franchise agreement for each unit opened or acquired. Additional franchise rights were acquired in the Friendly's transaction, (see Note 12) in the amount of $860,000. Amortization is recorded on the straight-line method over the terms of the franchise agreements. The franchise agreements generally provide for a term of 20 years and renewal options upon expiration. Accumulated amortization as of September 27, 1997 and September 28, 1996, was approximately $1,417,000 and $1,053,000, respectively (see Note 5).

Development Rights
The franchise agreements with Friendly's Restaurant
Franchise, Inc. includes specific development rights in the Mid-Atlantic market (see Note 12). Development rights are being amortized over the ten-year term of the development agreement.

Goodwill
The Company has classified the cost in excess of fair value of the net assets (including tax attributes) of companies or assets acquired in purchase transactions as goodwill. Goodwill is being amortized on a straight-line method over 30 years. Additional goodwill of $3,496,000 was recorded as part of the Friendly's transaction (see Note 12). Accumulated amortization was approximately $2,766,000 and $2,054,000 as of September 27, 1997 and September
28, 1996, respectively.

Income Taxes
Deferred income taxes are computed using the liability method, which provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes (see Note 8).

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

Prior Year Reclassifications
Certain reclassifications have been made to the prior years' balances in order to conform to fiscal 1997 presentation.

New Accounting Prouncements
In February 1997, the Financial Accounting Standards
Board issued Statement No. 128, "Earnings Per Share"
(SFAS No. 128), which establishes new standards for computing and presenting earnings per share. SFAS No.
128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods.
Adoption of this pronouncement will require the restatement of all prior period earnings per share data presented.

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive
Income" (SFAS No. 130), which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No.130 is effective for fiscal years beginning after December 15, 1997. Management has not yet determined whether the implementation of SFAS No.
130 will have any impact on the Company's financial reporting.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No.131), which establishes a new approach for determining segments within a company and reporting information on those segments. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Management has not yet determined whether the implementation of SFAS No.
131 will have any impact on the Company's current method of disclosing business segment information.

3.   PROPERTY AND EQUIPMENT:


Property and equipment consisted of the following
(amounts in 000's):


                                             September 27,             September 28,
                                                1997                      1996
                                             ---------------           ---------------
Buildings                                    $      20,264             $    14,708
Land                                                13,589                  10,339
Furniture, fixtures and equipment                   33,511                  26,992
Construction in progress                             2,655                   5,860
                                             ---------------           ---------------
                                                    70,019                  57,899
Less:  Accumulated depreciation                    (11,945)                 (8,378)
                                             ----------------          ---------------

Property and equipment, net                  $       58,074            $    49,521




4.  ACCOUNTING FOR THE IMPAIRMENT OF
    LONG-LIVED ASSETS AND LONG-LIVED ASSETS
    TO BE DISPOSED OF:

During the fourth quarter of fiscal 1996, the Company elected early adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed
Of "(SFAS No. 121). SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when events or circumstances indicate that the assets may be impaired based upon the undiscounted cash flows estimated to be generated by those assets. The Company determined that due to recent operating and cash flow changes and due to the overall decline in the Quick Service Restaurant market, that indicators were present.
Accordingly, the Company evaluated the ongoing value of the property and equipment (and intangibles) associated with its restaurants. Based on this evaluation, the Company determined that assets with a net book value of $89,900,000 were impaired and reduced their carrying value by $5,500,000 to their estimated fair value. Fair value was determined based on the most appropriate of the following-the market value of restaurants in an arms length transaction, the recoverability of rents (and other assets) through a sublease arrangement or the estimated future cash flows to be generated by the restaurants.

5.   FRANCHISE RIGHTS:

The Wendy's franchise agreements for Washington, D.C.,
Baltimore, Maryland, and the surrounding areas contain certain requirements regarding the number of units to be opened in the future. Should the Company fail to comply with the required development schedule or with the requirements of the agreements for restaurants within areas covered by the development agreements, Wendy's
International, Inc. could terminate the exclusive nature of the Company's franchise. The franchise agreements also provide Wendy's International, Inc. significant rights regarding the business and operations of the Company and impose restrictions regarding the ownership of the Company's capital stock. Franchise agreements with Friendly's Restaurant Franchise, Inc. provide the Company with an exclusive Mid-Atlantic territory as long as it is opening new Friendly's restaurants in accordance with the requirements of the development agreement between the Company's subsidiary, FriendCo, and Friendly's Restaurant
Franchise, Inc.

The Company is also required to pay royalty and advertising fees on both Wendy's and Friendly's restaurants sales as defined by the applicable franchise agreement. Royalties under both agreements are 4% of annual restaurant sales.
The advertising fee for Wendy's is 4% of restaurant sales which is a combination of 2.5% to Wendy's National Advertising Program, Inc. for national advertising, with the remainder for local advertising. The advertising fee for Friendly's is 3% of restaurant sales, contributed to an advertising fund managed by Friendly's Restaurant
Franchise, Inc. The fund will be used to enhance recognition of the trademark products and patronage of Friendly's Restaurants and Friendly's proprietary branded products. As of September 27, 1997, the fund has not been established. Until such time the fund is established the Company may spend up to 1/2% of Friendly's restaurant sales on local advertising.

6.   RETIREMENT PLANS:

Substantially all full-time employees of the Company are eligible to participate in a defined contribution 401(k) plan. Employees may make contributions to the plan through salary deferral. The Company makes annual contributions to the plan based on a percentage of the employee's contribution, up to certain limitations. The Company's contributions were approximately $109,000, $107,000 and $94,000 for the years ended September 27, 1997, September 28, 1996 and September 30, 1995, respectively.

7.  COST OF RESTAURANT SALES AND
    RESTAURANT OPERATING EXPENSES:


Cost of restaurant sales and restaurant operating expenses consisted of the following (amounts in 000's):

                                         Year Ended        Year Ended       Year Ended
                                         September 27,     September 28,    September 30,
                                            1997              1996             1995
                                         --------------    -------------    -------------

Cost of restaurant sales -
 Food and supplies                       $     76,683      $     69,603     $     68,856
 Labor                                         62,837            56,706           56,386
                                         --------------    --------------   ---------------
                                         $    139,520      $    126,309     $    125,242
                                         ---------------   --------------   ---------------

Restaurant operating expenses -
 Advertising                             $      9,863      $      8,869     $      9,448
 Rent                                           8,903             7,675            7,261
 Utilities                                      8,299             7,915            7,620
 Maintenance and repairs                        6,224             5,891            5,100
 Other                                         14,269            12,058           11,944
                                        ----------------   --------------    ---------------

                                        $      47,558      $     42,408     $     41,373
                                        -----------------  --------------   ----------------


8.   INCOME TAXES:


The provision (benefit) for income taxes was comprised of the following (amounts in 000's):


                                        Year Ended         Year Ended       Year Ended
                                        September 27,      September 28,    September 30,
                                           1997               1996             1995
                                        --------------      --------------  ---------------

Federal:
Current                                 $      3,057       $     2,927      $    4,621
Deferred                                         601            (1,457)         (1,023)

State:
Current                                          752               603           1,034
Deferred                                         323              (300)           (181)
                                        __________________________________________________
Provision for income taxes              $      4,733       $      1,773     $    4,451
                                        ==================================================




The difference between the recorded income tax provision and the "expected" tax provision based on the statutory federal income tax rate is as follows (amounts in 000's):





                                                             Year Ended      Year Ended     Year Ended
                                                            September 27,   September 28,   September 30,
                                                               1997            1996            1995

                                                            -------------   -------------  --------------
Computed federal tax provision (benefit) at statutory rate  $     3,767     $      1,416   $      4,374


State income taxes (net of federal income tax effect)               775              329            563
Nondeductible expenses                                               24               15              -
Targeted jobs tax credit                                            (90)             (10)          (382)
Goodwill amortization                                               283              238            238
Reevaluation of deferred tax liability                              (54)            (200)          (383)
Other, net                                                           28              (15)            41
                                                            ____________________________________________
Provision for income taxes                                  $     4,733     $      1,773   $      4,451
                                                            ============================================


As of September 27, 1997 and September 28, 1996, the
Company had federal net operating loss carry- forwards for income tax purposes of approximately $1,804,000 and $3,023,000, respectively, to offset against future taxable income. Approximately $1,200,000 of net operating loss carryforwards are utilizable per year. If not utilized, these carryforwards will expire through 2003. In addition, the Company had state net operating loss carryforwards of approximately $765,000 as of September 27, 1997.

Total deferred tax liabilities and deferred tax assets as of September 27, 1997 and September 28, 1996, and the sources of the differences between financial accounting and tax bases of the Company's assets and liabilities which give rise to the deferred tax liabilities and deferred tax assets and the tax effects of each, are as follows (amounts in 000's):



                                       September 27,  September 28,
                                           1997           1996
                                       -------------  -------------
Deferred tax liabilities:
Property and equipment                   $    2,217    $     1,958
Leased properties                               638            546
Franchise rights                                548            628
Other                                            21            141
                                         -----------   ------------
Total                                    $    3,424    $     3,273
                                         ===========   ============
Deferred tax assets:
Accrued expenses and reserves                 1,538          1,169
Covenants not to compete                      2,237          2,396
Operating loss carryforwards and credits        226          1,343
Capitalized development costs                   333            278
Other                                           326            247
                                         -----------   ------------
Total                                    $    4,660    $     5,433
                                         ===========   ============



9.  LONG-TERM DEBT AND FINANCING
    ARRANGEMENTS:



Long-term debt consisted of the following (amounts in 000's):
                                                               Sept. 27,   Sept. 28,
                                                                 1997        1996
                                                               ---------   ---------

Installment promissory notes, interest ranging from 1% to 2%
 over the bank's prime rate, due in monthly principal
 installments plus interest through September 1999;  secured by restaurant equipment, furniture and fixtures, leasehold
 improvements and inventory                                    $    295     $    714
SHC Term Loan from a bank (as described below)                   11,770       14,040
FriendCo Term Loan from a bank (as described below)               9,096            -
                                                               --------     --------
                                                                 21,161       14,754
Less:  Current portion                                           (3,674)      (3,055)
                                                               --------     --------
Long-term debt                                                 $ 17,487     $ 11,699
                                                              ========     ========



Aggregate maturities of the Company's long-term debt as of September 27, 1997, are as follows (amounts in 000's):

Maturing fiscal year

                          1998      $  3,674
                          1999        10,242
                          2000           925
                          2001           925
                          2002         5,395
                                    --------
                                    $ 21,161
                                    ========


Financing Arrangements
In September 1994, the Company borrowed $18,250,000
(the "SHC Term Loan") from a bank. The proceeds from the SHC Term Loan were used to consummate the acquisition of Southern Hospitality Corporation. The SHC
Term Loan is secured by the common stock of Southern Hospitality Corporation. The SHC Term Loan provides for fixed principal payments of approximately $152,000 per month plus interest beginning in November 1994 and ending with a balloon payment in September 1999. In addition, each year the agreement requires the Company to repay against the Term Loan, a certain percentage of any excess cash flow, as defined, within 120 days of its fiscal year end. Beginning with the first such additional payment, the Company's monthly principal payment drops by 10% of the excess cash flow payment. After that period of time, the monthly payment reverts back to $152,000 unless there has been an additional excess cash flow payment. The interest rate is either (1) a floating rate per annum equal to 0.25% in excess of the higher of the prime rate or the average rate for 90 day commercial paper or (2) a fixed rate equal to 1.25% per annum in excess of an adjusted LIBOR rate in effect for periods up to 180 days. In August 1995, the Company fixed the interest rate at 7.47% on approximately half of the SHC Term Loan principal amount, for the duration of the loan, through an interest rate swap arrangement with the bank. In January 1996, the Company fixed the interest rate at 6.75% on the remainder of the SHC Term Loan principal amount, for the duration of the loan, through an additional interest rate swap arrangement with the bank. As of September 27, 1997, the estimated fair market value of interest rate swap arrangements was approximately $14,000 based on a dealer quote.

During fiscal 1996, the Company established a $13,000,000 Revolving Credit Facility. The Revolving Credit Facility includes a sub-limit for letters of credit up to $7,000,000. In July 1997, the Company modified its bank credit facilities. The Revolving Credit Facility was increased to $18,000,000, with the sub-limit for letters of credit increased to $8,000,000.

The Company's funding needs, up to $5,000,000, may be automatically advanced into its commercial checking account. Advances under the automated system bear interest at a daily adjusting rate equal to 1.5% per annum in excess of the one month LIBOR rate.

The interest rate on the Revolving Line of Credit is either
(1) a floating rate per annum equal to the bank's prime rate or the floating rate per annum equal to an adjusted LIBOR rate for a 30 day interest period, determined and adjusted daily, plus up to 155 basis points per annum or (2) a fixed rate equal to an adjusted LIBOR rate for the period corresponding to the term of the interest period selected, plus up to 155 basis points per annum. The weighted average balance outstanding under the Revolving Line of Credit for the years ended September 27, 1997 and September 28, 1996 was $5,048,000 and $4,353,000,
respectively. The weighted average interest rate under the Revolving Line of Credit for the year ended September 27, 1997 and September 28, 1996 was 6.99% and 7.03%,
respectively. The balance outstanding at September 27, 1997 and September 28, 1996 was $2,099,000 and
$6,768,000, respectively.

In July 1997, in conjunction with the modification of its Revolving Credit Facility, the Company borrowed
$9,250,000 (the "FriendCo Term Loan") from a bank. The proceeds from this loan were used to consummate the acquisition of assets and operating rights of 34 Friendly's Restaurants (see Note 12). The transaction was accounted for under the purchase method of accounting. The loan is secured by the capital stock of FriendCo Restaurants, Inc. and is cross-guaranteed by DavCo Restaurants, Inc. and Southern Hospitality Corporation. The FriendCo Term
Loan provides for fixed principal payments of approximately $77,000 per month plus interest beginning in July 1997 and ending with a balloon payment in July 2002. In addition, each year the agreement requires the Company to repay against the FriendCo Term Loan, a certain percentage of any excess cash flow, as defined, within 120 days of its fiscal year end. Beginning with the first such additional payment, the Company's monthly principal payment for the following 12 months would drop by 10% of the excess cash flow payment. After that period of time, the monthly payment reverts back to $77,000, unless there has been an additional excess cash flow payment. The FriendCo Term
Loan bears interest at either (1) the floating rate per annum equal to the bank's prime rate or the floating rate per annum equal to an adjusted LIBOR rate for a 30 day interest period, determined and adjusted daily, plus up to 150 basis points per annum or (2) a fixed rate equal to an adjusted LIBOR rate for the period corresponding to the term of the interest period selected, plus up to 150 basis points per annum. As of September 27, 1997, the FriendCo Term
Loan rate was 7.16%.

The terms of the financing arrangements contain, among other provisions, certain covenants for maintaining defined levels of tangible net worth and various financial ratios, including cash flow coverage and total liabilities to tangible net worth. As of September 27, 1997, the Company was in compliance with all applicable covenants.

10.   LEASES:

The Company leases a substantial portion of the land and buildings used in the operation of its restaurants. These leases generally provide for a noncancellable term of 20 years and provide for additional renewal terms at the Company's option. Certain leases contain provisions for percentage rentals on sales above specified minimums.
Expenses incurred under these provisions aggregated approximately $690,000, $579,000 and $764,000 for the years ended September 27, 1997, September 28, 1996, and
September 30, 1995, respectively.



As of September 27, 1997, future minimum lease payments related to leases were as follows (amounts in 000's):
                                                        Capital        Operating
                              Fiscal Year               Leases          Leases
                            ---------------           --------       ----------

                           1998                          $  6,227        $ 9,151
                           1999                             5,614          8,830
                           2000                             5,348          8,849
                           2001                             5,103          8,834
                           2002                             4,853          8,638
                           2003 and thereafter             20,016         58,514
                                                         --------        -------
                                                         $ 47,161       $102,816
                                                         --------        -------
Less:  Amount representing
interest                                                  (18,753)
                                                         --------
Present value of future
minimum lease payments                                   $ 28,408
                                                         ========



Rent expense under operating leases, including percentage rentals based on sales, was approximately $9,380,000, $8,313,000 and $7,895,000 for the years ended September
27, 1997, September 28, 1996 and September 30, 1995,
respectively.

11.   COMMITMENTS AND CONTINGENCIES:

Litigation
The Company is party to several legal proceedings which are considered by management to be customary and incidental to its business. In the opinion of management, after consulting with legal counsel, the ultimate disposition of these lawsuits will not have a material adverse effect on the Company's financial position or results of operations.

Letters of Credit
At September 27, 1997, the Company was contingently liable for outstanding letters of credit relating to liability insurance and Wendy's International, Inc. current royalty requirements, aggregating approximately $4,670,000.

Other
During fiscal year 1998, the Company will be required to pledge additional collateral in the amount of approximately
$600,000 in connection with the Company's worker compensation insurance policy.

12.   ACQUISITION OF FRIENDLY'S FRANCHISE RIGHTS:

DavCo Restaurants, Inc.'s wholly owned subsidiary
FriendCo Restaurants, Inc. ("FriendCo") entered into agreements with Friendly's Ice Cream Corporation and Friendly's Restaurants Franchise, Inc. signed
July 11, 1997, effective July 14, 1997. The agreements set forth the terms pursuant to which FriendCo purchased certain assets and rights to 34 existing restaurants, and will manage under contract with an option to purchase, 14 other Friendly's locations and have exclusive rights to develop and operate Friendly's Restaurants in Maryland, northern Virginia, Delaware and the District of Columbia. The purchase was accounted for under the purchase method of accounting whereby the purchase price of $8,486,000 was recorded as follows: $860,000 to initial franchise fees, $2,700,000 to equipment and tenant improvements, $3,496,000 to goodwill, $500,000 to franchise development rights and $930,000 as payment of one-half of the initial franchise fee for the first 74 restaurants to be developed. The transaction was financed through a term loan for $10,000,000, signed July 15, 1997.

13.  BUSINESS SEGMENT INFORMATION:

Prior to July 14, 1997, the Company's operations consisted primarily of Wendy's Restaurants. As of July 14, 1997, the Company began operations of Friendly's Restaurants (see
Note 12) in addition to Wendy's Restaurants. For the fiscal year ended September 27, 1997, the Friendly's operations do not meet the criteria for a reportable segment under Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business
Enterprise." The Company expects its Friendly's operations to meet the reportable segment criteria in the future fiscal year periods and therefore has determined the Friendly's Restaurant operations and Wendy's Restaurant operations are reportable business segments. Segment information is shown only for fiscal year 1997, which includes operations for Friendly's from July 14, 1997 to September 27, 1997(11 weeks). Prior to July 14, 1997, the Company's operations consisted primarily of Wendy's operations, therefore segment information is not applicable.


                        Fiscal Year Ended
                       September 27, 1997
                         -------------
Revenue:
  Wendy's                  $  222,141
  Friendly's                    6,955
                         -------------
   Total                   $  229,096
                         =============
Operating Income:
  Wendy's                  $   15,165
  Friendly's                      (35)
                         -------------
    Total                  $   15,130
                         =============
Total Assets:
  Wendy's                  $  117,221
  Friendly's                    9,213
                           -----------
    Total                  $  126,434
                           ===========
Depreciation & Amortization:
  Wendy's                  $    8,782
  Friendly's                       89
                           -----------
    Total                  $    8,871
                           ===========
Capital Expenditures:
  Wendy's                  $   10,276
  Friendly's                    8,439
                           -----------
    Total                  $   18,715
                           ===========

There were no significant intersegment sales or transfers during the period. Operating income or loss by business segment excludes interest income and expense and net unallocated corporate expenses which decreased income by $4,053,000 in fiscal year 1997. Allocated corporate expenses are applied to each segment based on actual expenses.

14.  CAPITAL STOCK AND WARRANTS:

Effective with the Initial Public Offering, the Company's authorized capital stock consisted of 8,200,000 shares of voting common stock and 3,200,000 shares of nonvoting common stock . As of September 27, 1997, there were 6,587,628 shares of voting common stock outstanding and no shares of nonvoting common stock outstanding.

In connection with the Recapitalization, warrants to purchase 441,026 shares of common stock, at $.01 each, were issued and recorded at their estimated fair value of $3,000,000 at the date of issuance. These warrants expire
February 10, 2003.

Effective May 1, 1996, the Compay adopted a stock repurchase plan where up to 1,000,000 shares of the Company's voting common stock can be purchased, depending on price and market conditions. As of September 27, 1997, the Company had purchased 158,807 shares at an aggregate cost of $1,319,505.

15.  INCENTIVE OPTION PLAN:

The Company adopted an Incentive Plan (the "Plan").  The
Plan generally provides for the granting of stock, stock options, stock appreciation rights, restricted shares or any combination of the foregoing to the eligible participants, as defined. The exercise price of an option granted under the Plan may not be less than the fair market value of the underlying shares of common stock on the date of grant and the options expire at the earlier of termination of employment or ten years from the date of grant.

As of September 27, 1997, options for 697,118 shares had been granted under the Plan at exercise prices ranging from $6.80 - $16.13 per share and options for 687,118 shares were exercisable at September 27, 1997.

The Company has computed for pro forma disclosure purposes the value of all compensatory options granted during fiscal year 1995, 1996 and 1997, using the Black-Scholes option pricing model as prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for
Stock Based Compensation" (SFAS No. 123).
Assumptions used for the pricing model include a range of 5.7% - 5.9% for the risk-free interest rate, expected lives of 1-3 years, expected dividend yield of 0% and expected volatility of 35%. Options were assumed to be exercised upon vesting for the purposes of this valuation.
Adjustments are made for options forfeited prior to vesting. Had compensation costs for compensatory options been determined consistent with SFAS No. 123, the Company's pro forma net income would have been $6,266,000, $2,381,000 and $8,415,000 in fiscal year 1997, 1996 and
1995, respectively. Pro forma earnings per share would have been $.88, $.34 and $1.18 in fiscal year 1997, 1996 and 1995, respectively.

The following table summarizes the stock option activity for the years ended September 30, 1995, September 28, 1996 and September 27, 1997:


                                Number of     Exercise Price
                                  Shares         Per Share
                                ----------     ---------------
Options outstanding as of
September 24, 1994               595,618       $6.80 - $16.13
    Granted                        5,000           $13.81
    Exercised/Canceled            (5,000)          $16.13
                                 ---------      --------------
Options outstanding as of
September 30, 1995               595,618       $6.80 - $16.13
    Granted                       48,000           $8.50
    Exercised/Canceled           (10,000)      $8.50 - $16.13
                                 ---------      --------------
Options outstanding as of
September 28, 1996               633,618       $6.80 - $16.13
    Granted                       53,500           $9.88
    Exercised/Canceled                 -             -
                                 ---------      --------------
Options outstanding as of
September 27, 1997               687,118       $6.80 - $16.13
                                 ---------      --------------




16.  SUBSEQUENT EVENTS:

DavCo Restaurants, Inc. executed a definitive merger agreement with DavCo Acquisition Holding Inc., for a merger transaction in which DavCo Acquisition Holding
Inc. would acquire all of DavCo's issued and outstanding shares (other than shares held by DavCo Acquisition
Holding Inc.) for $20 cash per share, following unanimous approval of the proposed transaction by the Board of Directors of DavCo (after a vote in which the interested directors abstained from voting).

As previously disclosed, DavCo Acquisition Holding Inc. is owned by an investor group that is headed by Ronald D. Kirstien, the Company's President and Chief Executive
Officer, and Harvey Rothstein, Executive Vice President of the Company, and includes the Company's principal stockholder, Citicorp Venture Capital, Ltd., which currently holds approximately 48% of the Company's outstanding shares, and certain affiliates of Kirstien, Rothstein and CVC.

The terms of the merger agreement require approval by a majority of the Company's stockholders, including approval by a majority of stockholders unaffiliated with the investor group. In addition, the merger is subject to certain conditions, including a limitation on the number of dissenting shareholders, regulatory approvals and the receipt of necessary financing. The investor group has obtained a commitment from Global Alliance Finance Company,
L.L.C., a wholly-owned subsidiary of Deutsche Bank North America, to provide up to $150 million of debt financing to complete the merger.

In September 1997, the Company entered into an agreement to sell operations of 46 Midwestern Wendy's restaurants to Western & Southern Food Service, L.L.C. ("W&S") and to sublease the real estate and improvements held by the Company under lease for these restaurants. The agreement with W&S is subject to, among other conditions, the approval by Wendy's of W&S as a Wendy's franchisee, the receipt of financing by W&S and the consent of certain landlords. The Compay would, under the terms of this agreement, remain primarily liable as lessee of the leased real estate and is responsible for the closing costs and disposing of six under performing restaurants.

ITEM 9: CHANGE IN AND DISAGREEMENT WITH
ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS
OF THE REGISTRANT

The directors and executive officers of the Company and their respective ages are as follows:



Name                            Age            Position
------------                    ----      -------------------------

Ronald D. Kirstien              52        Chairman of the Board, Chief
                                          Executive Officer and President

Harvey Rothstein                54        Senior Executive Vice President of
                                          Real Estate and Development,Director

Joseph F. Cunnane, III          48        Executive Vice President of
                                          Operations

Richard H. Borchers             42        Executive Vice President of Human
                                          Resources

David J. Norman                 38        General Counsel and Secretary

Danny E. Jones                  42        Vice President of Operations

Charles C. McGuire, III         41        Vice President of Finance

Gino Marchetti                  71        Director

James D. Farley                 71        Director

Harold O. Rosser                49        Director

Byron L. Knief                  55        Director

Barton J. Winokur               57        Director

Edward H. Chambers              60        Director

Charles Corpening               32        Director

Ronald D. Kirstien has served as Chairman of the Board and Chief Executive Officer of the Company since 1987 and
President of DavCo since 1983. Mr. Kirstien joined DavCo in 1979, and became Vice President of Operations. He began his career in 1961 with Gino's Restaurants, Inc. and transferred to the Rustler division of Gino's Restaurants, Inc. in 1973.

Harvey Rothstein has served as Senior Executive Vice
President of  Real Estate and Development since September
1997.  From 1987 to September 1997, he was Executive
Vice President of Real Estate and Development of the
Company. Mr. Rothstein joined DavCo in 1979, and became Vice President of Real Estate and Development in
1980. From 1978 to 1979, Mr. Rothstein was the manager of franchise development for Arthur Treacher's, Inc.

Joseph F. Cunnane, III has served as Executive Vice President of Operations since September 1997. From 1994 to September 1997 he was Senior Vice President of
Operations of the Company. Prior to that time, he served as Vice President of Operations of DavCo from 1984 to 1994. From 1980 to 1984, he served as Regional Manager for the Company's Washington, D.C. region.

Richard H. Borchers has served as Executive Vice President of Human Resources of since September 1997. From 1994 to September 1997, he was Senior Vice President of Human
Resources of the Company. Prior to that time, he served as Vice President of Human Resources of DavCo from 1991 to 1994, Director of Human Resources of DavCo from
1988 to 1991 and as Regional Manager of DavCo's
Washington, D.C. northern region from 1985 to 1988.

David J. Norman has served as General Counsel and
Secretary since September 1997. Prior to joining the Company, Mr. Norman was a principal in the firm of Mason, Ketterman and Morgan from 1992 to 1997 and represented the Company in corporate and litigation matters.

Danny E. Jones has served as Vice President of Mid-Atlantic since October 1997. From October 1994 to
September 1997, he was Division Vice President of the
Washington Operations. Prior to that time, he served as Regional Manager of the Washington South region from June 1989 to September 1993. Danny was promoted to
Area Manager in October 1983.  He started with DavCo in
July 1981 as an Assistant Manager, then was promoted to General Manager in January of 1982.

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

Gino Marchetti co-founded Gino's Restaurants, Inc., a publicly-traded company which operated a hamburger restaurant chain, in 1958 and served on the board of directors of Gino's Restaurants, Inc.
until 1982. Mr. Marchetti served on the board of directors of DavCo from December 1987 to August
1993. Mr. Marchetti was also a professional football player with the former Baltimore Colts and has been inducted into the National Football League's Hall of Fame. Director since September 1993.

James D. Farley served as Vice Chairman and Director of
Citibank, N.A. and Citicorp from 1984 until his retirement in 1991. Mr. Farley also currently serves as director of Moore Corporation, Ltd., a provider of business forms, and is the Chairman of the Hartford Foundation, a non-profit organization. Director since February 1993.

Harold O. Rosser is currently a principal in the private equity firm of Bruckman, Rosser, Sherrill & Co., Inc. Prior to 1995, Mr. Rosser served as Managing Director of
Citicorp Venture Capital, Ltd. since 1994 and Vice President of Citicorp Venture Capital, Ltd. since 1987, after spending 12 years with Citicorp and Citibank, N.A. in various corporate finance positions. Mr. Rosser also currently serves as a director of Jitney-Jungle Stores of America, Inc. and Restaurant Associates Corp. Mr. Rosser previously served as a member of the Company's board of directors from 1991 to mid-1993. Director since September 1993.

Byron L. Knief currently serves as President of Citicorp Capital Investors, Ltd. and Senior Vice President of Citicorp Venture Capital, Ltd. Mr. Knief joined Citicorp in 1966 and has run a variety of Citicorp businesses in the United States, Canada, Latin America and Europe. Mr. Knief also currently serves as a director of Fonorola, Inc., a Canadian telephone company. Mr. Knief previously served as a director of the Company from 1991 to mid-1993.
Director since September 1993.

Barton J. Winokur has been a partner of the law firm of Dechert Price & Rhoads since 1972. He is the chairman of the firm's Mergers and Acquisitions and International Law Service Groups. His practice encompasses a broad range of corporate matters, with emphasis on international business law and negotiations of mergers and acquisitions. Mr. Winokur also currently serves as director of AmeriSource Corporation, a drug wholesaling company, The Bibb Company, a manufacturer of home textiles, CDI Corporation, a provider of consulting and engineering, temporary help and executive placement services, and Farm Fresh, Inc., a chain of supermarket grocery stores. Director since September
1993.

Edward H. Chambers is Executive Vice President - Finance and Administration for Wawa, Inc., an operator of Mid-Atlantic convenience stores with sales in excess of $900 million. From 1984 to 1988, Mr. Chambers served as President and Chief Executive Officer of Northern Lites, Ltd., a start-up venture operating quick service restaurants. From 1976 to 1984, he served as Senior Vice President - Finance and then President of the Kentucky Fried Chicken Retail Operations of Heublien/RJR Nabisco. Mr. Chambers presently serves as a member of the board of directors of Nobel Education Dynamics, a publicly traded company, and of Riddle Memorial Hospital. Director since 1995.

Charles Corpening joined and became an officer of Citicorp
Venture Capital, Ltd. in 1994.  Prior to joining CVC, Mr.
Corpening was a Vice President with Roundtree Capital
Corporation, a private investment firm based in Stamford, Connecticut. Additionally, he had worked with the Rockefeller Group and the Mergers and Acquisitions Group of Paine Webber, Inc. He received his A.B. from
Princeton University and his M.B.A. from Columbia
Business School. Mr. Corpening is also a director of Kemet Corporation, Chase Brass and W.B. Bottling.
Director since 1995.

ITEM 11:  EXECUTIVE COMPENSATION

The following Summary Compensation Table discloses, for the fiscal years indicated, individual compensation information for Mr. Kirstien and the four other most highly compensated executive officers in fiscal 1997 who were serving as executive officers at the end of the fiscal 1997.


                                                 Annual Compensation                        Long-Term Compensation Awards
                                            ----------------------------------             -------------------------------
                                                                                        Restricted              All Other
                                        Fiscal                          Other Annual      Stock       Options   Compensa-
Name and Principal Position              Year   Salary ($)  Bonus ($)  Compensation(1)   Awards($)    SARs(#)    tion(2)
-------------------------------         ------  ----------  ---------  ---------------  ----------    --------  ----------


Ronald D. Kirstien                       1997    353,252    300,000         2,519            0          7,500     6,117
  President and Chief Executive Officer  1996    325,000     81,250         2,180            0          7,500     9,338
                                         1995    260,842    195,000         4,127            0              0     7,368

Harvey Rothstein                         1997    271,803    240,000         7,050            0          7,500     5,874
  Sr. Executive Vice President of Real   1996    250,000     62,500         6,139            0          7,500     6,011
  Estate and Development                 1995    221,946    137,040         7,104            0              0     4,698

Joesph F. Cunnane, III                   1997    142,998     51,482         2,135            0          3,000     1,289
  Executive Vice President of            1996    133,650     12,696         2,059            0          3,000     1,265
  Operations                             1995    126,827     17,325         2,449            0              0     1,397

Richard H. Borchers                      1997    119,273     46,000         3,995            0          3,000       883
  Executive Vice President               1996    103,725     12,966         3,868            0          3,000       876
  of Human Resources                     1995     98,465     19,689         4,543            0              0       850

Danny E. Jones (3)                       1997     98,648     27,692         1,092            0          2,000       783
  Vice President of Operations


(1) Other annual compensation consists of income for personal use of Company-leased automobile (including gross-up for taxes).
(2) All other compensation consists of the Company's 401(k) contribution, group term life insurance premiums paid by the Company and, for Messrs, Kirstien, and Rothstein, medical costs and expenses.
(3) Danny E. Jones was promoted to Vice President of Operations in October 1996. Prior years compensation was less than $100,000 during the fiscal year.


Option Grants in Last Fiscal Year

The following table discloses, Mr. Kirstien and the other named executives, information regarding stock options and warrants granted during fiscal 1997.



                                                                                              Potential Realizable Value
                                                                                              at Assumed Annual Rates
                                                                                              of Stock Price
                                                                                              Appreciation for
                                               Individual Grants                              Option Term(1)
                               ------------------------------------------------------         --------------------
                            Number of     % of Total Options      Exercise or
                             Options     Granted to Employees     Base Price    Expiration
Name                         Granted        in Fiscal Year        (per share)      Date          5%        10%
---------------             ---------    ---------------------    -----------  ------------  ---------  --------

Ronald D. Kirstien            7,500                26%               $9.88          (2)       $46,601   $118,096
Harvey Rothstein              7,500                26%               $9.88          (2)       $46,601   $118,096
Joesph F. Cunnane, III        3,000                10%               $9.88          (2)       $18,640    $47,239
Richard H. Borchers           3,000                10%               $9.88          (2)       $18,640    $47,239
Danny E. Jones                2,000                 7%               $9.88          (2)       $12,427    $31,492



(1)  Amounts reflect certain assumed rates of appreciation set forth in the
     Securities and Exchange Commission's executive compensation disclosure rules.  Actual gains, if any, on stock option exercises depend on future performance of the Common Stock and overall market conditions.  Fair market value per share on the date of grant was determined to be $9.88.
(2)  Options granted under the 1997 Plan and indicated herein generally will expire on the tenth anniversary of the date of grant.  As of September 17, 1997 the Board of Directors voted unamiously to vest all outstanding options approved previously by the shareholders.  In the event that any named executive's employment with the Company is terminated for any reason whatsoever, all unexercisable options will expire and be permanently forfeited.


Option Exercises and Fiscal Year End Values for the Fiscal
Year Ending September 28, 1997 (1)




The following table shows information regarding the exercise of stock options during fiscal 1997 by Mr. Kirstien and the other named executives and the number and value of any unexercised stock options held by them as of September 27, 1997.

                                                                          Value of Unexercised In-The-
                                              Number of Unexercised       Money Options/at FY-End
                                              Options at FY-End (#)                 ($)(2)
                                             --------------------------   -----------------------------

                        Shares       Value
                      Acquired on   Realized
Name                   Exercise(#)    ($)      Exercisable/Unexercisable    Exercisable/Unexercisable
--------------------  ------------  --------  --------------------------  ------------------------------
Ronald D. Kirstien          0          0             345,769 / 0                  3,815,152 / 0
Harvey Rothstein            0          0             199,274 / 0                  1,225,339 / 0
Joesph F. Cunnane, III      0          0              11,000 / 0                     61,548 / 0
Richard H. Borchers         0          0              11,000 / 0                     61,548 / 0
Danny E. Jones              0          0               3,500 / 0                     30,271 / 0


(1)  The closing price of the Common Stock on September 26, 1997 was $17.94.
(2)  Value equals fair market value as of September 26, 1997 less exercise price.


Pension Plan

The Company does not currently maintain a pension plan for its employees.

Compensation Committee Interlocks and Insider
Participation

The Compensation Committee of the Board of Directors currently consists of Messrs. Kirstien, Rosser, Winokur,
Farley and Knief.

Report of Compensation Committee

This Report outlines the Company's management compensation philosophy and reviews the compensation decisions made in fiscal 1997 regarding Mr. Kirstien and the other named executives.

Management Compensation Philosophy.

To advance the interests of its shareholders, the Company has developed a management compensation system that ensures that key members of management are compensated at a level which is competitive for the quick-service restaurant industry and commensurate with each such member's responsibility. An annual review process has been instituted to determine such member's annual performance against pre-determined criteria.

Criteria Used For Making Compensation Decisions in Fiscal
1997.

This section describes the criteria used by the Company regarding compensation decisions affecting Mr. Kirstien and the other executives for fiscal 1997.

For fiscal 1997, the criteria used by the Company regarding fiscal 1997 bonuses consisted of (I) the Company's restaurant sales and earnings per share as compared to budgeted amounts for these items, (II) meeting the schedule for opening new restaurants set forth in the Company's development agreement with Wendy's International, and
(III) performance of newly opened restaurants based on certain criterion.

Base salary for other executive officers are determined on a case-by-case basis by the Compensation Committee and aim to compensate each such officer at a level which meets industry standards and such officer's performance. Bonuses for executives of the Company are based on certain predetermined, quantitative performance criteria of the Company. For fiscal 1997 , such criteria generally consisted of (I) the Company's net sales as compared to prior year net sales, (II) pre-tax income targets for the Company, (III) cash flow targets for the Company, (IV) management retention, (V) other operational factors depending on such executive's primary area of responsibility and (VI) a discretionary component based on a variety of intangible factors (generally less than 5% of the total bonus).

The Board of Directors held six (6) meetings during the fiscal year ended September 27, 1997. Each of the Company's directors participated in 80% or more of the meetings except Mr. Farley who participated in 60% of the meetings and Mr. Corpening who participated in 40% of the meetings. During fiscal 1997, each director of the Company
(other than Messrs. Kirstien, Rothstein, Rosser, Knief and
Corpening) received a stipend of $1,500 for each Board of Directors meeting attended by such director. No additional compensation was paid for committee participation. The
Board of Directors has established an Audit Committee, a Compensation Committee and an Operating Committee.
The Audit Committee, which currently consists of Messrs.
Rosser, Chambers and Winokur, oversees actions taken by the Company's independent auditors, recommends the engagement of auditors and reviews the Company's audit results. The Compensation Committee, which consists of Messrs. Knief, Rosser, Farley, Winokur and Kirstien approves the compensation of executives of the Company, makes recommendations to the Board of Directors with respect to standards for setting compensation levels and administers the Company's incentive plans. The Operations
Committee, which consists of Messrs. Chambers, Corpening, Kirstien and Marchetti, reviews quarterly performance and operational goals with senior executives and makes recommendations to the Board of Directors concerning personnel matters and operating strategies.

Performance Graph

The following graph compares the cumulative total return on $100 invested on August 9, 1993 (the first day of public trading of the Common Stock) in the Common Stock of the Company, the S&P 500 Index and the S&P Restaurants
Index. The return of the Standard & Poor's indices is calculated assuming reinvestment of dividends during the period presented. The Company has not paid any dividends.
The stock price performance shown on the graph below is not necessarily indicative of future price performance.


        CUMULATIVE TOTAL RETURN GRAPH APPEARS HERE

MEASUREMENT DATE           DAVCO RESTAURANTS, INC.        S&P 500       PEER GROUP
----------------           -----------------------        -------       ----------
8/10/93                            100                    100           100
9/93 FYE                           121                    103           102
9/94 FYE                           132                    107           101
9/95 FYE                           111                    139           145
9/96 FYE                            72                    167           173
9/97 FYE                           152                    234           176


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND
MANAGEMENT

The table below sets forth certain information regarding beneficial ownership of Common Stock as of November 28, 1997, by each person or entity known to the Company who owns of record or beneficially five percent or more of the Common Stock, by each named executive officer and director nominee and all officers and director nominees as a group. Unless otherwise indicated, the business address of each person or entity listed below is 399 Park Avenue, New York, New York 10043.




                                                           Percentage of
                                                            Outstanding
                                        Number of Shares   Common Stock (1)
Name                                      Common Stock    (*denotes less than 1%)
-------------------------------------     ------------    -----------------------

Citicorp Venture Capital, Ltd. (2).......... 3,133,149            47.6%
Ronald D. Kirstien (3)(4)...................   595,769             8.6
Harvey Rothstein (3)(4)(5)..................   449,274             6.6
James D. Farley (6).........................    48,122               *
Byron L. Knief (7)..........................    45,742               *
Harold O. Rosser (6)(8).....................    80,829             1.2
Gino Marchetti (6)(9).......................    13,600               *
Barton J. Winokur (6)(10)...................    24,000               *
Edward H. Chambers (6)(11)..................    11,100               *
Charles Corpening(12).......................         0               *
Joseph F. Cunnane, III (3)(6)...............    12,600               *
Richard H. Borchers (3)(9)..................    11,900               *
David J. Norman (3)(6)......................     2,200               *
Danny E. Jones (3)(6).......................     3,500               *
Charles C. McGuire, III (3)(6)..............     4,000               *
All officers and directors as a group
   (14 Persons) (4)(6) ..................... 1,302,636            19.8
World Equity Partners, L.P. (13) ...........   441,026             6.7
Brinson Partners, Inc. (14) ................   573,100             8.7




(1) In determining the percent of shares beneficially owned, shares issuable pursuant to options and warrants exercisable. On September 17, 1997 the Board of
       Directors voted unamiously to vest all outstanding options approved previously by the shareholders.
(2) Citicorp Venture Capital, Ltd. ("CVC") is a subsidiary of Citibank, N.A., a national bank. The shares listed in this table do not include 119,724 shares of Common Stock owned by certain affiliates of CVC.
(3)    Business address is 1657 Crofton Boulevard,
       Crofton, Maryland 21114.
(4)    Includes all stock options exercisable to acquire
       345,769 and 199,274 shares of Common Stock by Messrs. Kirstien and Rothstein, respectively.
(5)    Includes approximately 83,000 shares held in trust.
(6)    Includes all stock options exercisable to acquire
       42,281 shares for Messrs. Farley, 4,000 shares for Messrs. Rosser, 12,000 shares for Messrs. Marchetti, 24,000 shares for Messrs. Winokur, 9,5000 shares, for Chambers, 11,000 shares for both Messrs. Cunnane and Borchers, 1,500 shares for Messrs. Norman, 3,500 shares for Messrs.
       Jones, 4,000 shares for Messrs. McGuire.
(7)    Mr. Knief serves as Senior Vice President, of CVC.
(8)    Business address is Bruckman, Rosser, Sherrill &
       Co., Inc., 425 Park Avenue, 7th Floor, New York, New
       York 10022.
(9)    Business address is 324 Devon Way, West Chester,
       Pennsylvania 19380.
(10)   Business address is 4000 Bell Atlantic Tower, 1717
       Arch Street,  Philadelphia, Pennsylvania 19103.
(11)   Business address is Wawa, Inc., 260 Baltimore Pike,
       Wawa, Pennsylvania 19063.
(12)   Mr. Corpening serves as an officer of CVC.
(13) World Equity Partners, L.P., a limited partnership of which another affiliate of CVC is the investment advisor, received a warrant which is exercisable for 441,026 shares of Common Stock in connection with the recapitalization described in "Certain Relationships and Transactions" below. All warrants are currently exercisable.
(14)   Business address is 209 South La Salle St., Chicago,
       IL 60604.

ITEM 13: CERTAIN RELATIONSHIPS AND
TRANSACTIONS

The Company entered into an exchange agreement dated as of August 16, 1993 pursuant to which the Company will, at CVC's option, exchange all or any portion of the shares of Common Stock held by CVC, on a share-for-share basis, into Non-Voting Common Stock, par value $.001 per share ("Non-Voting Common"). The Non-Voting Common has all of the same rights and conditions, including the right to receive dividends, as the Common Stock, except holders of Non-Voting Common have no voting rights except as required by law and except with respect to certain amendments to the Company's Restated Certificate of Incorporation. The Company has been informed by CVC that CVC has no present intention to convert its shares of Common Stock into shares of Non-Voting Common.

The Company, CVC, Management and WEP entered into a stockholders agreement dated as of August 16, 1993 which restricts transfers of Common Stock by CVC, Management and WEP, subject to certain exceptions. These restrictions are intended, among other things, to ensure compliance with the requirements contained in the Company's agreements with Wendy's International regarding minimum ownership of the Company's capital stock by CVC, Management and WEP.

On September 5 ,1997, the Company received a proposal for a merger from a group consisting of Ronald Kirstien, Harvey Rothstein, Citicorp Venture Capital, Ltd ("CVC") and certain employees or affiliates of CVC. After review of the proposal and receiving advice from special counsel and a fairness opinion from Equitable Securities Corporation, the Board of Directors voted to approve the proposed merger, in which the Company's shares which were not held by the acquisition entity would be exchanged for $20.00 per share in cash, and the Company would cease to be publicly held. Shareholders of the proposed acquisition entity include Ronald Kirstien (Chairman, President and CEO) who will own 16.5% of the entity's common stock, beneficially or otherwise; Harvey Rothstein (Director and Sr. Executive
Vice President) who will own 16.5% beneficially or otherwise; and Byron Knief (Director) and Charles
Corpening (Director), who together with their employer, CVC and other employees or affiliates will own 67% of the acquisition entity's common stock.

ITEM 14: EXHIBITS, FINANCIAL STATEMENT
         SCHEDULES AND REPORTS ON FORM 8-K

  a.  Documents filed as part of this Form 10-K:

       1 and 2. Financial Statements - see Index to Financial Statements and Schedules on page __.

       3.      Exhibits

               11.1 Computation of Earnings Per Share Schedule

               25.4 Power of Attorney

               27.1 Article 5 of Regulation S-X Financial Data Schedule
                    for FY 1997 Form 10-K
                    (For SEC use only)

  b. Reports on Form 8-K:

  The Company filed a report on Form 8-K on September 12, 1997 disclosing the proposal the Company received for a merger from a group consisting of Ronald Kirstien, Harvey Rothstein,
  Citicorp Venture Capital, Ltd. and certain employees affiliates of Citicorp Venture Capital, Ltd. The Company also filed a report on Form
  8-K on November 5, 1995, disclosing Broad of
  Directors voted to approve the proposed merger which requires approval by a majority of the Company's stockholders, including approval by a majority of stockholders unaffiliated with the investor group and certain other conditions.

  c. Exhibits filed with this report are listed in Item (a) 3.
     above.

  d. Financial Statement Schedules are listed in Item (a) 2. above.


SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               DAVCO RESTAURANTS, INC.

               By: /s/ Ronald D. Kirstien
               ---------------------------
               Ronald D. Kirstien
               President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ronald D. Kirstien              /s/ Bryon L. Knief
-----------------------             ------------------
Ronald D. Kirstien                  Bryon L. Knief
President and Director              Director
(Principal Executive Officer)

/s/ Harvey Rothstein                /s/ Gino Marchetti
---------------------               ------------------
Harvey Rothstein                    Gino Marchetti
Secretary and Director              Director

/s/ Charles C. McGuire, III         /s/ Barton J.Winokur
---------------------------         ---------------------
Charles C. McGuire, III             Barton J. Winokur
Vice President of Finance           Director

/s/ Harold O. Rosser               /s/ Charles Corpening
--------------------               ----------------------
Harold O. Rosser                   Charles Corpening
Director                           Director

/s/ James D. Farley                /s/ Edward H. Chambers
--------------------               ------------------------
James D. Farley                    Edward H. Chambers
Director                           Director

/s/ Ronald D. Kirstien
-----------------------
Ronald D. Kirstien
Attorney-in-Fact