Form 10-Q
period 1997-12-27
DAVCO RESTAURANTS INC
filed 1998-02-10
CIK 906471

SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549

                       FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 For the Quarterly Period Ended
December 27, 1997

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

               Yes    X              No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 8, 1998.

Class: Common Stock, $.001 par value         Number of Shares: 6,428,821


DAVCO RESTAURANTS, INC.
  INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Statements of Operations
       for the 13 weeks ended December 27, 1997
       and December 28, 1996

     Consolidated Balance Sheets as of
       December 27, 1997 and September 27, 1997

     Consolidated Statements of Cash Flows for the
       13 weeks ended December 27, 1997 and
       and December 28, 1996

     Notes to Unaudited Consolidated Financial
       Statements

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

  Items 1 through 5 have been omitted since the items are either inapplicable or the answer is negative

  Item 6.  Exhibits and Reports on Form 8-K

  Signatures

PART I.               DAVCO RESTAURANTS, INC.

Item 1.        CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)
                   (in 000's except per share data)

                                                     For the 13
                                                     weeks ended
                                            December  27,      December  28,
                                                1997               1996
                                            -------------      --------------

Restaurant Sales                            $      61,381      $      52,029
                                            --------------     --------------

Costs and Expenses:
 Cost of restaurant sales                          38,069             32,075
 Restaurant operating expenses                     12,561             10,543
 Franchise royalties                                2,462              2,082
 General and administrative                         2,274              1,865
 Depreciation and amortization                      2,422              2,174
                                            ---------------    --------------
                                                   57,788             48,739
                                            ---------------    --------------

Operating Income                                    3,593              3,290

Interest expense                                   (1,176)            (1,228)
Interest income                                         5                  9
Other income, net                                      91                253
                                            ---------------    ---------------

Income before Provision for Income Taxes            2,513              2,324

Provision for Income Taxes                         (1,113)              (961)
                                            ---------------    ---------------

Net Income                                  $       1,400      $       1,363
                                            ---------------    ---------------

Earnings per Common Share - Basic           $         .22      $         .21
                                            ---------------    ---------------

Earnings per Common Share - Diluted         $         .20      $        .20
                                            ---------------    ---------------

Weighted Average Shares Outstanding -
  Assuming Full Dilution                            7,115              6,947
                                            ----------------   ---------------


See notes to the unaudited consolidated financial statements.


DAVCO RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(in 000's except per share data)

                                            December 27,       September 27,
                                                1997               1997
                                            -------------      --------------
                                             (Unaudited)

Current Assets:
 Cash and cash equivalents                  $       1,309      $         640
 Receivables                                          936                580
 Inventories                                        1,966              1,879
 Prepaid expenses                                   3,527              2,121
 Deferred tax asset                                 1,514              1,514
                                            --------------     ---------------

Total Current Assets                                9,252              6,734
                                            ---------------    ----------------

Property and equipment, net                        59,433             58,074
                                            ----------------   -----------------

Leased properties, net                             33,551             34,355
                                            ----------------    -----------------

Other Assets:
 Franchise rights, net                              4,911              5,015
 Development rights, net                              479                492
 Goodwill, net                                     21,311             21,514
 Other                                                238                250
                                            -----------------   -----------------

Total Other Assets                                 26,939             27,271
                                            ------------------  ------------------

Total Assets                                $     129,175       $    126,434
                                            ------------------  ------------------

Current Liabilities:
 Accounts payable                           $       6,523       $      6,808
 Accrued advertising and royalty fees               2,195              2,426
 Accrued salaries and wages                         1,599              3,420
 Accrued expenses                                   9,897             10,200
 Short-term borrowings                              6,548              2,099
 Current portion of long-term debt                  3,640              3,674
 Current portion of capital lease
   obligations                                      2,936              3,034
 Income taxes payable                               1,090                  -
                                            ----------------   ------------------

Total Current Liabilities                          34,428             31,661


Long-term debt, less current portion               16,755             17,487
Capital lease obligations, less
  current portion                                  24,680             25,374
Deferred taxes payable                                278                278
                                            ----------------    -------------------

Total Liabilities                                  76,141             74,800
                                            ----------------    -------------------


Commitments and Contingencies
Stockholders' Equity:
 Common stock, $.001 par value;
   11,400,000 shares
   authorized and 6,587,628 issued                      7                  7
 Treasury stock, at cost, 158,807 shares           (1,320)            (1,320)
 Additional paid-in capital                        31,101             31,101
 Warrants outstanding                               3,000              3,000
 Retained earnings                                 20,246             18,846
                                            ----------------    ------------------

 Total Stockholders' Equity                        53,034             51,634
                                            -----------------   ------------------

Total  Liabilities and Stockholders'
  Equity                                    $     129,175       $    126,434
                                            ----------------    ------------------


See notes to the unaudited consolidated financial statements.


DAVCO RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in 000's)

                                                     For the 13 weeks ended
                                                     -----------------------
                                                December 27,           December 28,
                                                   1997                   1996
                                                ------------           -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                      $     1,400            $      1,363
Adjustments to reconcile net income to net
 cash flows provided by operating activities-
 Depreciation and amortization                        2,422                   2,174
 Net change in assets and liabilities                (3,391)                   (795)
                                                -----------------      -------------
 Net Cash Flows Provided By Operating
  Activities                                            431                   2,742
                                                -----------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 (Increase) Decrease in other assets                    (26)                     49
 Property and equipment acquired and
  constructed                                        (2,627)                 (3,330)
                                                -----------------      --------------

 Net Cash Flows Used In Investing Activities         (2,653)                 (3,281)
                                                ------------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of capital lease obligations               (792)                   (818)
 Repayments of long-term debt, net                     (766)                   (576)
 Purchase of treasury stock                               -                    (236)
 Short-term borrowings, net                           4,449                   1,486
                                                -----------------      --------------

  Net Cash Flows Provided by (Used In)
   Financing Activities                               2,891                    (144)
                                                -----------------      --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS               669                    (683)
                                                -----------------      --------------

CASH AND CASH EQUIVALENTS,
  beginning of period                                   640                   1,948
                                                -----------------      --------------


CASH AND CASH EQUIVALENTS, end of period        $     1,309            $      1,265
                                                ----------------       ----------------

Supplemental Cash Flow Information:
  Cash paid for interest                        $     1,241            $      1,284
                                                ----------------       ----------------

  Cash paid for income taxes, net of refunds    $       263            $         108
                                                ----------------       -----------------


See notes to the unaudited consolidated financial statements.


DAVCO RESTAURANTS,INC.

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS DECEMBER 27, 1997


1.  DESCRIPTION OF BUSINESS AND BASIS OF
    PRESENTATION

As of December 27, 1997, DavCo Restaurants, Inc., a
Delaware corporation (the "Company"), operated 264 restaurants of which 230 are "Wendy's Old Fashioned Hamburgers" restaurants, making it the world's largest franchisee of Wendy's International, Inc. ("Wendy's"), and 34 Friendly's restaurants. The Company also manages under contract 14 other Friendly's restaurants. The Company maintains exclusive Wendy's franchise territories in metropolitan Baltimore and Washington, D.C., the eastern shore of Maryland and portions of northern Virginia (the "Mid-Atlantic"), where it operates 139 Wendy's restaurants. The Company also maintains exclusive rights to develop and operate Friendly's restaurants in Maryland, northern Virginia, Delaware and Washington, D.C. where it operates 34
Friendly's restaurants.  The Company also operates 53
Wendy's restaurants in metropolitan St. Louis and central Illinois (the "Midwest") and 38 Wendy's restaurants in the metropolitan Nashville, Tennessee area (the"Southern
Market"). The Company does not maintain exclusive franchise territories in the Midwest or Southern Market.

In management's opinion, the accompanying interim consolidated financial statements of the Company include all adjustments, consisting only of normal, recurring adjustments necessary for a fair presentation of the Company's financial position at December 27, 1997 and the results of its operations and its cash flows for the periods ended December 27, 1997 and December 28, 1996. These statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been omitted from these statements, as permitted under the applicable rules and regulations. Readers of these statements should refer to the consolidated financial statements and notes thereto as of September 27, 1997 and for the year then ended. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

Certain reclassifications have been made to the prior year's balances in order to conform to current year presentation.

The Company maintains its accounts on a 52/53 week fiscal year. Both the fiscal 1998 and 1997 periods contained 13 weeks.

2.  EARNINGS PER COMMON SHARE

In February 1997, the Financial Accounting Standards Board Issued Statement No. 128 (SFAS 128). "Earnings Per Share" which establishes new standards for computing and presenting earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. This statement requires presentation of basic and diluted earnings per share. The Company's adoption of this pronouncement does not impact earnings per share for the 13 weeks ended December 28, 1996, as previously reported. The Company's earnings per share according to SFAS 128 are follows (in 000's except per share data):

                                           13 weeks ended December 27, 1997
                                           --------------------------------
                                                                      Per Share
                                             Income       Shares       amount
                                           ----------   ----------    ----------

Basic EPS (Income available to common
 stockholders)                             $    1,400        6,429    $     0.22

Dilutive effect of options                          -          245

Dilutive effect of warrants                         -          441
                                           ----------   -----------   -----------

Diluted EPS (Income available to
 common stockholders plus assumed
 conversions)                              $    1,400        7,115    $     0.20
                                           -----------  -----------   -----------


                                           13 weeks ended December 28, 1996
                                           -----------------------------------

                                                                      Per Share
                                             Income       Shares       amount
                                           ----------   ----------    ----------

Basic EPS (Income available to common
 stockholders)                             $    1,363        6,451    $     0.21

Dilutive effect of options                          -           55

Dilutive effect of warrants                         -          441
                                           -----------  -----------   ------------

Diluted EPS (Income available to common
 stockholders plus assumed conversions)    $    1,363        6,947    $     0.20
                                           -----------  -----------   ------------



Options to purchase 220,274 shares of common stock between $12.00 and $16.13 were outstanding during the 13 weeks ended December 28, 1996 were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares during the quarter. During the quarter ended
December 27, 1997, no exercise prices were greater than the average market price.

3.  COMMITMENTS AND CONTINGENCIES

Litigation
The Company is party to a number of legal proceedings which are considered by management to be customary and incidental to its business. In the opinion of management, after consulting with legal counsel, the ultimate disposition of these lawsuits will not have a material adverse effect on the Company's financial position or results of operations.

Letters of Credit
As of December 27, 1997, the Company was contingently liable for outstanding letters of credit relating to liability insurance, workers' compensation collateral and Wendy's current royalty requirements, aggregating approximately
$4,970,000.

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

5.  TREASURY STOCK

On May 2, 1996, the Company announced that its Board of
Directors had authorized management to repurchase up to 1,000,000 shares of its common stock on the open market and in privately negotiated transactions during the following twenty four months. As of December 27, 1997, the Company purchased 158,807 shares of its common stock for $1,319,505. The Company is accounting for the treasury stock at cost.

6.  GOING PRIVATE TRANSACTION

DavCo Restaurants, Inc. has executed a definitive merger agreement with DavCo Acquisition Holding, Inc. for a merger transaction in which DavCo Acquisition Holding, Inc. would acquire all of the Company's issued and outstanding shares (other than shares held by DavCo Acquisition Holding, Inc.)
for $20 cash per share. The terms of the merger agreement require approval by a majority of the Company's stockholders, including approval by a majority of the stockholders unaffiliated with the investor group. In addition, the merger is subject to certain conditions, including a limitation on the number of dissenting shareholders, regulatory approvals and receipt of necessary financing. The investor group has obtained a commitment from Global Alliance Finance
Company, L.L.C., a wholly-owned subsidiary of Deutsche
Bank North America, to provide up to $150 million of debt financing to complete the merger.

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

Results of Operations

The following table expresses certain items in the Company's
Consolidated Statements of Operations as a percentage of restaurant sales for the interim periods indicated.
Note: Friendly's operations began on July 14, 1997, therefore the related fiscal year 1997 information consisted solely of Wendy's operations.

                                           For the 13 weeks ended
                                           -----------------------
                                                              Consolidated
                                                              -------------
                                     Dec. 27, 1997          Dec. 27,     Dec. 28,
                                 Wendy's     Friendly's       1997         1996
                                 --------    ----------     ----------   ----------
Restaurant sales                   100.0%        100.0%         100.0%       100.0%
Cost of restaurant sales            61.1          69.2           62.0         61.6
Restaurant operating expenses       20.0          24.2           20.5         20.3
                                 ---------   ----------     ----------   ----------

Restaurant operating profit         18.9           6.6           17.5         18.1

Franchise royalties                  4.0           4.0            4.0          4.0
General and administrative           4.0           1.1            3.7          3.6
Depreciation and amortization        4.2           1.8            3.9          4.2
                                 ---------   ----------     ----------   ----------

Operating income                     6.7%         (0.3%)          5.9%         6.3%
                                 ---------   -----------    -----------  -----------


Thirteen Weeks Ended December 27, 1997 Compared to
Thirteen Weeks Ended December 28, 1996

Wendy's
--------

Revenues. Company restaurant sales increased to $54.3 million for the 13 weeks ended December 27, 1997 from $52.0 million for the 13 weeks ended December 28, 1996, an increase of 4.4%. The increase in sales is attributed to new stores opened since December 28, 1996 and an increase in same store sales overall. Same store sales overall increased 2.6% from the same period in fiscal year 1997. Same store sales for the Mid-Atlantic market increased by 4.2%, for the Mid-West market increased by 0.7%, and for the Southern market decreased by 2.1%. The overall improvement in sales is attributable to improved operations, an expanded menu and continued guest satisfaction.


The weighted average number of Wendy's restaurants open was 228.0 for the fiscal 1998 period and 227.6 for the fiscal
1997 period. Average sales per Company Wendy's restaurant increased to $238,300 for the 13 weeks ended December 27, 1997 from $228,600 for the 13 weeks ended December 28, 1996, a 4.2% increase. The weighted average number of Mid-Atlantic restaurants open was 137.0 for the fiscal 1998 period and 133.9 for the fiscal 1997 period, and average sales per restaurant increased to $273,700 from $259,900, a 5.3% increase. The weighted average number of Midwest restaurants open for the fiscal 1998 period was 53.0 and 55.7 for the fiscal 1997 period, and average sales per restaurant increased 2.5%, to $151,900 from $148,200. The weighted average number of restaurants operating in the South was 38 for the fiscal 1998 period and the fiscal 1997 period, and average sales per restaurant decreased to $231,100 from $236,100, a 2.1% decrease.

Average guest count per Company Wendy's restaurant increased to 71,600 for the 13 weeks ended December 27, 1997 from 71,400 for the 13 weeks ended December 28, 1996. An average guest check increased to $3.33 from $3.20 for the related periods. This increase is primarily due to the change in product mix, such as the "Fresh Stuffed PITA" sandwiches and strategically selected menu items price increases.

Costs and Expenses. Cost of Wendy's restaurant sales increased to $33.2 million or 61.1% of sales for the 13 weeks ended December 27, 1997 from $32.1 million or 61.6% of sales for the 13 weeks ended December 28, 1996. Cost of restaurant sales as a percent of sales in the Mid-Atlantic restaurants decreased to 59.3% in the fiscal 1998 period from 59.8% in the fiscal 1997 period. Comparing the components of cost of restaurant sales for the Mid-Atlantic restaurants, the cost of food and supplies remained constant at 33.2% of sales in the fiscal 1998 period and fiscal 1997 period. Payroll and benefits expense decreased to 26.1% of sales in the fiscal 1998 period from 26.6% of sales in the fiscal 1997 period. Cost of restaurant sales as a percent of sales in the Midwest restaurants decreased to 67.2% in the fiscal 1998 period from 67.8% in the fiscal 1997 period. Comparing the components of cost of restaurant sales for the Midwest restaurants, the cost of food and supplies decreased to 34.7% of sales in the fiscal 1998 period from 35.6% of sales in the fiscal 1997 period. As a percent of sales, payroll and benefits expense increased to 32.5% of sales in the fiscal 1998 period from 32.3% of sales in the fiscal 1997 period. For the restaurants operating in the South, cost of restaurant sales was 62.9% of sales for the 13 weeks ended December 27, 1997, and 63.0% of sales for the 13 weeks ended December 28, 1996.
Comparing the components of cost of restaurant sales for the South restaurants, the cost of food and supplies decreased as a percentage of sales to 33.3% in the fiscal 1998 period from 33.9% in the fiscal 1997 period. As a percent of sales, payroll and benefits expense increased to 29.6% of sales in the fiscal
1998 period from 29.1% of sales in the fiscal 1997 period. The
Wendy's consolidated decrease in food and supplies cost is related to a change in the product mix such as the new "Fresh
Stuffed PITA" sandwiches which produced slightly better margins, removal of salad bars and selected menu items price increases. The consolidated decrease in labor cost as a percentage of sales is related to Wendy's operating more efficiently and the leveraging effect of increased sales. These factors more than offset the negative impact of the increase in the Federal
Minimum wage.

Restaurant operating expenses increased to $10.9 million for the 13 weeks ended December 27, 1997 from $10.5 million for the 13 weeks ended December 28, 1996. Restaurant operating expenses as a percent of sales were 20.0% and 20.3% for the fiscal 1998 and fiscal 1997 periods, respectively. Restaurant operating expenses in the Mid-Atlantic restaurants decreased to 19.6% in the fiscal 1998 period from 19.9% in the fiscal 1997 period. Restaurant operating expenses in the Midwest restaurants decreased to 23.6% of sales in the fiscal 1998 period from 23.7% of sales in the fiscal 1997 period. As a percent of sales, restaurant operating expenses for the restaurants operating in the

South decreased to 18.2% for the 13 weeks ended December
27, 1997 from 18.5% for the 13 weeks ended December 28,
1996. The overall slight decrease in Wendy's restaurant operating expenses as a percentage of sales can be attributed to the leveraging effect of increased sales.

Friendly's
----------

The operations of Friendly's restaurants began on July 14, 1997, therefore there is no comparable information for the fiscal 1997 period. The revenue from the Friendly's operations was $7.0 million for the 13 weeks ended December 27, 1997. Cost of Friendly's restaurant sales was 69.2% of sales, which is comprised of 34.3% for food and supplies and 34.9% for payroll and benefits. Friendly's restaurant operating expenses constituted 24.2% of sales. Due to seasonal fluctuations management believes that these results are not necessarily indicative of an entire year's results.

The following discussion is based on the consolidated Company:
--------------------------------------------------------------

General and administrative expenses increased as a percentage of sales to 3.7% for the 13 weeks ended December 27, 1997 from 3.6% of sales for the 13 weeks ended December 28, 1996. The slight increase in general and administrative expenses can be related to the additional expenses incurred with increased sales such as bonus accruals.

Depreciation and amortization expense decreased as a percentage of sales from 4.2% for the fiscal 1997 period to 3.9% for the 1998 fiscal period. The decrease as a percentage of sales directly related to the leveraging effect of higher sales. Depreciation and amortization increased to $2.4 million from $2.2 million in the related periods. The additional depreciation and amortization related to new assets acquired since December 28, 1996, which included assets acquired from the Friendly's acquisition.

Non-Operating Charges. Interest expense decreased slightly to $1,176,000 for the 13 weeks ended December 27, 1997 from $1,228,000 for the 13 weeks ended December 28, 1996. Interest income decreased to $5,000 in the fiscal 1998 period from $9,000 in the fiscal 1997 period. The provision for income taxes increased to $1,113,000 for the 13 weeks ended December 27, 1997 from $961,000 for the 13 weeks ended
December 28, 1996. The Company's effective tax rate for the fiscal year 1998 is expected to be the same as fiscal year 1997.

Liquidity and Capital Resources
The Company has historically financed its business activities primarily from cash generated from operations and from long-term debt, "build-to-suit" leases, ground leases and sale/leasebacks.
The Company has reviewed its policy of leasing all of its new restaurants and has determined that it may be in the Company's best interest to own certain properties. Accordingly, during the 13 weeks ended
December 27, 1997, the Company purchased the land and/or buildings for certain of its new restaurants. The Company plans to continue this policy during the remainder of fiscal year 1998.

Cash flow provided by operating activities was $431,000 for the 13 weeks ended December 27, 1997. Net cash used in investing activities was $2.7 million for fiscal 1998 period, which primarily consisted of capital expenditures and related land acquisitions for new Company restaurants opened during the period, and for additional restaurants under construction. Financing activities during the 13 weeks ended December 27, 1997 provided net cash of $2.9 million, which reflected short-term borrowings offset by capital lease and debt repayments.
The net change in cash and cash equivalents during the 13 weeks ended December 27, 1997 was an increase of $669,000.

The Company anticipates that its future capital requirements will be primarily for the development of new restaurants, upgrading of existing restaurants and possible acquisitions.
On July 15, 1997 the Company signed an agreement combining the revolving line of credit for $13 million and the $5 million credit facility to form an $18 million revolving credit facility. Also, on July 15, 1997, the Company's wholly owned subsidiary FriendCo Restaurants, Inc. signed a $10 million term loan facility which was used to fund the purchase price and start up costs for the Friendly's transaction. Management anticipates that cash provided by operating activities, cash on hand, the revolving line of credit facility of $18 million, and the term loans will enable the Company to meet its cash requirements through the remainder of fiscal
1998. The Company may take advantage of opportunities to finance some it its new restaurant development with more permanent debt or sale/leaseback financing, if such financing is available at attractive rates and terms.

PART II.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

  Exhibit No.         Description

  27.1                Article 5 of Regulation S-X Financial
                       Data
                      Schedule for first quarter Form 10-Q (for
                       SEC use only)

(b) Reports on Form 8-K:

The company filed a report on Form 8-K on January 8, 1998 disclosing the agreement between the Company and Wendy's International regarding the proposed going private transaction.



               SIGNATURES

Pursuant to the requirements of the Securities and Exchange
Act or 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               DAVCO RESTAURANTS, INC.




February 10, 1998      /S/ RONALD D.KIRSTIEN
                      ---------------------
                         Ronald D. Kirstien
                         President and Director



February 10, 1998      /S/ CHARLES C. MCGUIRE, III
                      ---------------------------
                         Charles C. McGuire, III
                         Vice President of Finance